Form 10-K
period 2013-12-31
Equinox Frontier Masters Fund; Equinox Frontier Long/Short Commodity Fund; Equinox Frontier Funds; Equinox Frontier Winton Fund; Equinox Frontier Select Fund; Equinox Frontier Diversified Fund; Equinox Frontier Balanced Fund; Equinox Frontier Heritage Fund
filed 2014-03-31
CIK 1450722, 1389128, 1261379, 1389124, 1389125, 1450720, 1389122, 1389123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-51274

EQUINOX FRONTIER FUNDS

(FORMERLY THE FRONTIER FUND)

EQUINOX FRONTIER DIVERSIFIED FUND (FORMERLY FRONTIER DIVERSIFIED SERIES);

EQUINOX FRONTIER LONG/SHORT COMMODITY FUND (FORMERLY FRONTIER LONG/SHORT COMMODITY SERIES)

EQUINOX FRONTIER MASTERS FUND (FORMERLY FRONTIER MASTERS SERIES);

EQUINOX FRONTIER BALANCED FUND (FORMERLY BALANCED SERIES);

EQUINOX FRONTIER SELECT FUND (FORMERLY FRONTIER SELECT SERIES);

EQUINOX FRONTIER WINTON FUND (FORMERLY WINTON SERIES);

EQUINOX FRONTIER HERITAGE FUND (FORMERLY FRONTIER HERITAGE SERIES)

(Exact Name of Registrant as specified in Its Charter)

Delaware	36-6815533
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o Equinox Fund Management, LLC 1775 Sherman Street, Suite 2500, Denver, Colorado	80203
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 837-0600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Equinox Frontier Diversified Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Long/Short Commodity Fund Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Equinox Frontier Masters Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Balanced Fund Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a Units;

Equinox Frontier Select Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Winton Fund Class 1, Class 2 and Class 3 Units;

Equinox Frontier Heritage Fund Class 1, Class 2 and Class 3 Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Equinox Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2013 were: 697,932 for the Equinox Frontier Diversified Fund, 231,576 for the Equinox Frontier Long/Short Commodity Fund, 359,053 for the Equinox Frontier Masters Fund, 973,370 for the Equinox Frontier Balanced Fund, 215,408 for the Equinox Frontier Select Fund, 247,499 for the Equinox Frontier Winton Fund and 132,240 for the Equinox Frontier Heritage Fund.

Documents Incorporated by Reference

Portions of the Prospectus filed by the registrant on May 2, 2013 pursuant to rule 424(b)(3) of the Securities Act (File No. 333-185695) are incorporated by reference into Part I and Part II of this report.

Special Note About Forward-Looking Statements

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS. EXCEPT AS EXPRESSLY REQUIRED BY THE FEDERAL SECURITIES LAWS, THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS OR THE RISKS, UNCERTAINTIES OR OTHER FACTORS DESCRIBED HEREIN, AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CHANGED CIRCUMSTANCES OR FOR ANY OTHER REASON AFTER THE DATE OF THIS REPORT.

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2013, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

Part I

Item 1.	BUSINESS.

Overview

Equinox Frontier Funds (formerly The Frontier Fund), which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, (each a “Series”) of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC (the “Managing Owner”).

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement of the Trust dated as of December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as may be amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

The Trust has been organized to pool assets of investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Winton Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), and (each a “Series” and collectively, the “Series”). The Currency Series ceased trading on April 18, 2013 and the TBG Institutional Series ceased trading on May 23, 2013. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (each, a “Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), (each, a “Trading Advisor”) that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies);

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) and Equinox Frontier Masters Fund (formerly Frontier Masters Series) or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) or Equinox Frontier Balanced Fund (formerly Balanced Series) will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust on account of and for the benefit of that Series. Under the “Inter-Series Limitation on Liability” expressly provided for under Section 3804(a) of the Trust Act, separate and distinct records of the cash and equivalents, although pooled for maximizing returns, are maintained in the books and records of each Series.

As of December 31, 2013, the total Units outstanding of each Series of the Trust was 697,932 with respect to the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), 231,576 with respect to the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), 359,053 with respect to the Equinox Frontier Masters Fund (formerly Frontier Masters Series), 973,370 with respect to the Equinox Frontier Balanced Fund (formerly Balanced Series), 215,408 with respect to the Equinox Frontier Select Fund (formerly Frontier Select Series), 247,499 with respect to the Equinox Frontier Winton Fund (formerly Winton Series) and 132,240 with respect to the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series).

Each of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Winton Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) has invested a portion of its assets in several different Trading Companies and have multiple Trading Advisors that manage the assets invested in such Trading Companies.

In November 2010, the Equinox Frontier Select Fund (formerly Frontier Select Series) invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series. This investment was liquidated on March 20, 2012.

During July, 2011, the Currency Series liquidated its interest in an option basket and realized a decrease in fair value greater than had previously been recorded as unrealized loss. The Managing Owner determined to make a one-time discretionary administrative adjustment by payment to the Currency Series of $390,589 to reimburse the effect of the loss on the investors in the series, exclusive of the inter-series payables’ interests, recorded in the Statements of Operations as net increase from payments by Managing Owner.

During July, 2012, Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) Class 1 Units and Equinox Frontier Balanced Fund (formerly Balanced Series) Class 1a Units ceased trading operations and all remaining Units were exchanged for Class 3 Units and Class 3a Units, respectively.

As of December 9, 2013, the Balanced Series of the Trust became known as the Equinox Frontier Balanced Fund, the Frontier Diversified Series of the Trust became known as the Equinox Frontier Diversified Fund, the Frontier Heritage Series became known as Equinox Frontier Heritage Fund, the Frontier Long/Short Commodity Series became known as the Equinox Frontier Long/Short Commodity Fund, the Frontier Masters Series became known as the Equinox Frontier Masters Fund, the Frontier Select Series became known as the Equinox Frontier Select Fund, and the Winton Series became known as the Equinox Frontier Winton Fund.

Trading Advisors are responsible for the trading decisions of the respective Trading Companies for which they trade. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions but from time to time these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of custom time deposits, U.S. Treasury securities and credit default swaps. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors. As of December 31, 2013, none of the Trading Advisors or any of their principals had any beneficial interest in the Trust, but any of them are free to acquire such beneficial interest.

Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, is the managing owner of the Trust (the “Managing Owner”). The Managing Owner became registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”), as of August 6, 2003, and has been a member of the National Futures Association (the “NFA”) in such capacity since that date. The Managing Owner’s main business office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203, telephone (303) 837-0600. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus dated April 30, 2013, filed with the SEC on May 2, 2013 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-185695), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the Commodity Exchange Act, as amended, (the “Commodity Exchange Act”) commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated responsibility to the NFA for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators,” such as the Managing Owner, “commodity trading advisors,” and commodity brokers or “futures commission merchants,” such as the Trust’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated there under. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions that any person, including the Trust, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency.

Operations

A description of the business of the Trust, including trading approaches for each Series of Units, rights and obligations of the limited owners, compensation arrangements and fees and expenses is contained in the Prospectus, under the sections captioned “Risk Disclosure Statement,” “Summary,” “Risk Factors,” “The Offering,” “Trading Limitations, Policies and Swaps,” “The Trustee,” “The Managing Owner,” “Actual and Potential Conflicts of Interest,” “Fees and Expenses” and the appendix attached to the Prospectus for each Series of Units, and such description is incorporated herein by reference from the Prospectus.

The Trading Companies for each Series of Units engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps) and may, from time to time, engage in cash and spot transactions. A brief description of the Trust’s main types of investments is set forth below:

•	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

•

A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

•

An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

•	A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

Certain of the Trading Companies have entered into contractual arrangements with independent commodity trading advisors that will manage all or a portion of such Trading Company’s assets and make the trading decisions with respect to the assets of such Trading Company.

Selection and Replacement of Trading Advisors

The managing owner is ultimately responsible for the selection, retention and termination of the trading advisors and swap reference trading programs on behalf of each series. The Bornhoft Group Corporation, pursuant to the terms of an administrative services agreement, provides recommendations to the managing owner regarding the selection, retention and termination of trading advisors and swap reference trading programs. The actual allocation among trading advisors for each series will vary based upon the relative trading performance of the trading advisors and/or reference programs, and the managing owner may otherwise vary such percentages from time to time in its sole discretion. The managing owner, in consultation with The Bornhoft Group Corporation, will adjust its allocations and rebalance the portfolio of any series among trading advisors to maintain weightings that it believes will most likely achieve capital growth within the investment guidelines of the relevant series.

The Bornhoft Group Corporation utilizes certain quantitative and qualitative analysis in connection with the identification, evaluation and selection of the trading advisors. The Bornhoft Group Corporation’s proprietary and commercial analytical software programs and comprehensive trading advisor database provide the quantitative basis for the trading advisor selection, portfolio implementation process, and ongoing risk management, monitoring, and review.

In 1983, the principals of The Bornhoft Group Corporation began compiling its proprietary database of the leading United States and internationally based alternative investment programs. Trading advisors are monitored and performance data is entered on a daily, monthly, quarterly or bi-annual basis according to internal ranking systems.

The Bornhoft Group Corporation’s research department is continually refining ways to assimilate vast amounts of trading advisor performance data and due-diligence information. The proprietary and commercial database of alternative investment programs is always increasing. Research team members regularly interact with trading advisors throughout the due diligence and monitoring process. Only those programs that have met strict quantitative and qualitative review are considered as potential managers of client assets. Following is a summary of the quantitative and qualitative analysis:

Quantitative Analysis

The Bornhoft Group Corporation’s analytical software system applies a variety of statistical measures towards the evaluation of current and historical advisor performance data. Statistical measures include but are not limited to: (1) risk/reward analysis, (2) time window analysis, (3) risk analysis, (4) correlation analysis, (5) statistical overlays and (6) performance cycle analysis.

Qualitative Analysis

Although quantitative analysis statistically identifies the top performing trading advisors, qualitative analysis plays a major role in the trading advisor evaluation and final selection process. Each trading advisor in The Bornhoft Group Corporation’s top docile universe initially undergoes extensive qualitative review by The Bornhoft Group Corporation’s research department, as well as continual monitoring. This analysis generally includes, but is not limited to: (1) preliminary information and due diligence, (2) background review, (3) onsite due diligence, (4) extensive due diligence questionnaires and (5) written review and periodic updates. This information allows a thorough review of each trading advisor’s trading philosophy, trading systems and corporate structure.

Multi-Manager Approach

A multi-manager approach to portfolio management provides diversification of trading advisors and access to broader global markets. Multiple trading advisors can provide diversification across trading methodologies, trading time horizons, and markets traded. Additionally, multi-manager portfolios tend to provide a greater level of professional management with ongoing risk management and review. The result can be more consistent returns with lower volatility.

The trading system of each of the major commodity trading advisors used by the Trading Companies is as follows:

Major Commodity Trading Advisor	Trading System Style
Abraham Trading Company	Systematic
BH-DG Systematic Trading LLP	Systematic
Cantab Capital Partners LLP	Systematic
Chesapeake Capital Corporation	Systematic
Commodity Strategies AG	Systematic
Crabel Capital Management, LLC	Systematic
Doherty Trading Advisors	Systematic
Emil Van Essen, LLC	Discretionary
Fort, L.P.	Systematic
H2O Asset Management	Systematic
J E Moody & Company	Systematic
Krom River Trading AG	Discretionary
Mesirow Financial Commodities Management, LLC	Discretionary
Quantitative Investment Management, LLC	Systematic
QuantMetrics Capital Management LLP	Systematic
Quest Partners LLC	Systematic
Red Oak Commodity Advisors, Inc.	Discretionary
Rosetta Capital Management, LLC	Discretionary
Skyline Management, Inc.	Discretionary
Tiverton Trading	Discretionary
Transtrend B.V.	Systematic
Winton Capital Management Ltd.	Systematic

A commodity trading advisor (“CTA”) that may be allocated at least 10% of the assets of any Series is referred to herein as a major CTA. A non-major CTA in respect of any Series is a CTA whose allocation will be less than 10% of such Series’ assets.

As of December 31, 2013, the allocation of the assets of each applicable Series of the Trust between the Trading Advisors was as follows:

	Allocation as of December 31, 2013 (expressed as a percentage of aggregate notional exposure to commodity trading programs)
Advisor	Equinox Frontier Diversified Fund	Equinox Frontier Long/Short Commodity Fund	Equinox Frontier Masters Fund	Equinox Frontier Balanced Fund	Equinox Frontier Select Fund	Equinox Frontier Winton Fund	Equinox Frontier Heritage Fund
Abraham Trading Company	—	11%	—	—	—	—	—
BH-DG Systematic Trading LLP	8%	—	—	—	27%	—	45%
Cantab Capital Partners LLP	7%	—	24%	6%	—	—	—
Chesapeake Capital Corporation	4%	—	—	10%	—	—	—
Commodity Strategies AG	—	11%	—	—	—	—	—
Crabel Capital Management, LLC	6%	—	—	3%	—	—	—
Doherty Trading Advisors	3%	—	—	3%	—	—	—
Emil Van Essen, LLC	5%	8%	—	3%	—	—	—
Fort, L.P.	8%	—	—	11%	—	—	—
H2O Asset Management	—	—	—	7%	—	—	—
J E Moody & Company	—	11%	—	—	—	—	—
Krom River Trading AG	—	11%	—	—	—	—	—
Mesirow Financial Commodities Management, LLC	5%	12%	—	—	—	—	—
Quantitative Investment Management, LLC	9%	—	—	12%	—	—	—
QuantMetrics Capital Management LLP	11%	—	—	11%	—	—	—
Quest Partners LLC	8%	—	—	3	—	—	—
Red Oak Commodity Advisors, Inc.	—	11%	—	—	—	—	—
Rosetta Capital Management, LLC	—	10%	—	—	—	—	—
Skyline Management, Inc.	—	11%	—	—	—	—	—
Tiverton Trading	13%	—	23%	10%	40%	—	—
Transtrend B.V.	—	—	26%	—	33%	—	—
Winton Capital Management Ltd.	11%	—	27%	12%	—	100%	55%

A description of the trading strategies of the major commodity trading advisors, including general trading focus and registration as a commodity pool operator and/or an investment adviser, and a description of the advisory agreements with the commodity trading advisors is contained in the Prospectus, under the section captioned “Summary of Agreements—Advisory Agreements” and the appendix attached to the Prospectus for each Series of Units, containing a description of each major commodity trading advisor and its trading program, and such description is incorporated herein by reference from the Prospectus.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the U.S.

Employees

The Trust has no employees. The Trust is managed solely by the Managing Owner in its capacity as the managing owner of the Trust pursuant to the Trust Agreement.

Available Information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are posted at http://thefrontierfund.com, and are also available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information or visit http://www.sec.gov.

Additional Information

None.

Item 1A.	RISK FACTORS.

The Trust is a venture in a high-risk business. An investment in the Units of each Series is very speculative. You should make an investment in one or more of the Series only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Prospectus in the Statement of Additional Information below, in the section captioned “The Futures Markets,” which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Form 10-K. Any of the following risks and uncertainties could materially adversely affect the Trust, its trading activities, operating results, financial condition and NAV and therefore could negatively impact the value of your investment. The information contained herein does not constitute investment, legal or tax advice. You should not invest in the Units unless you can afford to lose all of your investment.

Market Risks

The commodity interest markets in which the Trading Advisors trade are highly volatile, which could cause substantial losses and may cause you to lose your entire investment.

Commodity interest contracts are highly volatile and are subject to occasional rapid and substantial fluctuations. Consequently, you could lose all or substantially all of your investment in the Units of any Series should such Series’ trading positions suddenly turn unprofitable. The profitability of any Series depends primarily on the ability of its Trading Advisor(s) to predict these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

•	changes in interest rates;

•	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

•	weather and climate conditions;

•	natural disasters, such as hurricanes;

•	changing supply and demand relationships;

•	changes in balances of payments and trade;

•	U.S. and international rates of inflation;

•	currency devaluations and revaluations;

•	U.S. and international political and economic events; and

•	changes in philosophies and emotions of market participants.

The Trading Advisors’ technical trading methods may not take account of these factors except as they may be reflected in the technical input data analyzed by the Trading Advisors.

In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the intent to influence prices directly. The effects of governmental intervention may be particularly significant at certain times in the financial instrument and currency markets, and this intervention may cause these markets to move rapidly.

Futures, forward and options trading is volatile and may cause large losses.

A principal risk in futures, forward and options trading is volatile performance. Because the trading decisions for the Equinox Frontier Winton Fund (formerly Winton Series) will be made by a single Trading Advisor, the trading for Equinox Frontier Winton Fund (formerly Winton Series) is similar to a single advisor fund in which one trading advisor makes all the trading decisions. In single advisor funds, volatility may increase as compared to a fund with several trading advisors who, collectively, can diversify risk to a greater extent (assuming those advisors are non-correlated with each other).

Options trading can be more volatile and expensive than futures trading and may cause large losses.

Certain Trading Advisors may trade options on futures. Although successful options trading require many of the same skills as successful futures trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility—which is directly reflected in the price of outstanding options—can be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

The Trading Advisors’ trading is subject to execution risks.

Although each Series generally will purchase and sell actively traded contracts, orders may not be executed at or near the desired price, particularly in thinly traded markets, in markets that lack trading liquidity, or because of applicable “daily price fluctuation limits,” “speculative position limits” or market disruptions. If market illiquidity or disruptions occur, then major losses could result.

Futures Interests trading is speculative and volatile.

The rapid fluctuations in the market prices of futures, forwards, and options make an investment in any of the series volatile. Volatility is caused by, among other things: changes in supply and demand relationships; weather; agriculture, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. The Trading Advisors’ technical trading methods may not take account of these factors except as they may be reflected in the technical input data analyzed by the trading advisors. In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the intent to influence prices directly. The effects of governmental intervention may be particularly significant at certain times in the financial instrument and currency markets, and this intervention may cause these markets to move rapidly.

Options are volatile and inherently leveraged, and sharp movements in prices could cause the Trust to incur large losses.

Certain Trading Advisors may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks involved are somewhat different. Successful options trading requires a trader to accurately assess near-term market volatility, because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies. If market volatility is incorrectly predicted, the use of options can be extremely expensive.

Exchanges of futures for physicals may adversely affect performance.

Certain Trading Advisors may engage in exchanges of futures for physicals for client accounts. An exchange of futures for physicals is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties. If a Trading Advisor engaging in exchanges of futures for physicals were prevented from such trading as a result of regulatory changes, the performance of client accounts of such Trading Advisor could be adversely affected.

Cash flow needs may cause positions to be closed which may cause substantial losses.

Certain Trading Advisors may trade options on futures. Options on futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The Trading Companies and Trust may enter into Swap and similar transactions which may create risks.

Swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

There are no limitations on daily price movements in swaps. Speculative position limits are not applicable to swaps, although the counterparties to swaps may limit the size or duration of positions as a consequence of credit considerations. Participants in the swap markets are not required to make continuous markets in the swaps they trade. Participants could refuse to quote prices for swaps or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell. In the case of any swap that references a fund or program managed by a trading advisor, certain or all of the risks disclosed in this report in relation to the trading advisors also may apply, indirectly, in relation to the relevant series’ investment in such swap.

The trading on behalf of each Series will be margined, which means that sharp declines in prices could lead to large losses.

Because the amount of margin funds necessary to be deposited with a futures clearing broker to enter into a futures, forward contract or option position is typically about 2% to 10% of the total value of the contract, each Trading Advisor may take positions on behalf of a Series with face values equal to several times such Series’ NAV. These low margin requirements provide a large amount of leverage. As a result of margining, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract or option position may result in losses that substantially exceed the amount invested. If severe short-term price declines occur, such declines could force the liquidation of open positions with large losses. Margin is normally monitored through the margin-to-equity ratio employed by each trading advisor. Under normal circumstances, the Trading Advisors will vary between a 10% to 30% margin-to-equity ratio. In addition, OTC transactions present risks in addition to those associated with exchange-traded contracts, as discussed immediately below.

OTC transactions are subject to little, if any, regulation and may be subject to the risk of counterparty default.

A portion of each Series’ assets may be used to trade OTC derivative contracts, such as forward contracts, option contracts, or swaps, or spot contracts. OTC contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC. You therefore do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

Each Series also faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the applicable Series could suffer significant losses on these contracts.

The Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to exist with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. Additionally, any changes will likely impact the way swaps are traded and could impact the trading strategy of the trust, as well as make it more expensive to trade swaps.

Foreign markets are less regulated than U.S. markets and are subject to exchange rate, market practices, and political risks.

A substantial portion of the Trading Advisors’ trades are expected to take place on markets or exchanges outside the United States. There is no limit to the amount of assets of any Series that may be committed to trading on foreign markets. Foreign trading involves risks—including exchange rate exposure, possible governmental intervention, and lack of regulation—which U.S. trading does not. In addition, the Trading Advisors may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which the Trust’s Trading Advisors base their strategies may not be as reliable or accessible as it is in the United States. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. The rights of traders or investors in the event of insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

Additionally, trading on U.S. exchanges is subject to CFTC regulation and oversight, including for example, minimum capital requirements for commodity brokers, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and record keeping requirements. Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality, and may be subject to regulations that are different or less rigorously enforced than those to which U.S. exchange trading is subject.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.

The assets of each trading company that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts up to $250,000 for each accountholder, and, if the funds in a single account can be traced back to individual beneficiaries, then each beneficiary is entitled to $250,000 in coverage. This amount of insurance coverage was made permanent by the Dodd-Frank Act. In addition, the Dodd-Frank Act provided temporary, unlimited deposit insurance for all non-interest bearing transaction accounts at FDIC-insured depository institutions. Under this provision of the Dodd-Frank Act, non-interest bearing transaction accounts were fully insured, without limit, from December 31, 2010 through December 31, 2012. A non-interest bearing transaction account includes non-interest bearing demand deposit (or checking) accounts that allow for an unlimited number of deposits and withdrawals at any time, whether held by a business, an individual or other type of depositor. However, when this provision of the Dodd-Frank Act expired on January 1, 2013, all of a depositor’s accounts at an insured depository institution, including all noninterest-bearing transaction accounts, were insured by the FDIC up to the standard maximum deposit insurance amount ($250,000), for each deposit insurance ownership category. Uninsured depositors also may receive funds in the event of a receivership of the bank holding the deposit accounts, but uninsured depositors have a lower priority in respect of payment than insured depositors or certain other creditors, and frequently there are insufficient funds in a receivership estate to pay off uninsured depositors fully. If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the trading company, the Series involved, or the investor would be able to reclaim cash in the deposit accounts in the full amount.

Your investment could be illiquid.

A Trading Advisor may not always be able to liquidate its commodity interest positions at the desired time or price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests. Also, there is not likely to be a secondary market for the Units.

Certain Restrictions on Redemption and Transfer of the Units Will Apply.

Investors may redeem units daily on one business day notice, but certain restrictions on redemption and transfer will apply. For example, if you invest in Class 1 or 1a Units and redeem all or a portion of such Units on or before the end of the 12 full months following the purchase of such Units, you will be charged a redemption fee of up to 2.0% of the purchase price of any such units being redeemed. Also, transfers of Units are permitted only with the prior written consent of the managing owner and provided that conditions specified in the trust agreement are satisfied. There is no secondary market for the Units and none is expected to develop.

Redemptions may be temporarily suspended.

The Managing Owner may suspend temporarily any redemption for some or all Series up to 30 days if the effect of the redemption, either alone or in conjunction with other redemptions, would be to impair the Trust’s ability to operate in pursuit of its objectives (for example, if the Managing Owner believes a redemption, if allowed, would materially advantage one investor over another investor). The Managing Owner anticipates suspending redemptions only under extreme circumstances, such as a natural disaster, force majeure, act of war, terrorism or other event which results in the closure of financial markets. During any suspension of redemptions, a redeeming Limited Owner invested in a Series for which redemptions were suspended would remain subject to market risk with respect to such Series.

An investment in Units may not diversify an overall portfolio.

Historically, managed futures have performed in a manner largely independent from the general equity and debt markets. If, however, a Series does not perform in a non-correlated manner with respect to the general financial markets or does not perform successfully, you will obtain little or no diversification benefits by investing in the Units. An investment in any Series of the Trust could increase, rather than reduce your overall portfolio losses during periods when the Trust and the equity and debt markets decline in value. There is no way of predicting whether the Trust will lose more or less than stocks and bonds in declining markets. You should therefore not consider the Units to be a hedge against losses in your core stock and bond portfolios. Past performance is not indicative of future results.

Trading Risks

There are disadvantages to making trading decisions based on technical analysis.

Most of the Trading Advisors except certain Trading Advisors trading for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable in the future.

There are disadvantages to making trading decisions based on fundamental analysis.

Certain Trading Advisors will base their decisions on trading strategies which utilize in whole or in part fundamental analysis of underlying market forces. Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices. Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information they do have. Furthermore, prices may often be affected by unrelated or unexpected factors and fundamental analysis may not enable the Trading Advisor to determine whether its previous decisions were incorrect in sufficient time to avoid substantial losses. In addition, fundamental analysis assumes that commodity markets are inefficient—i.e., that commodity prices do not always reflect all available information—which some market analysts dispute.

Increased competition from other trend-following traders could reduce the Trading Advisors’ profitability.

There has been a dramatic increase over the past 15 to 25 years in the amount of assets managed by trend-following trading systems like those that some of the Trading Advisors may employ. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of some or all Series by preventing the Trading Advisors from effecting transactions at the desired prices. It may become more difficult for the Trading Advisors to implement their trading strategies if other commodity trading advisors using technical systems are also attempting to initiate or liquidate commodity positions at the same time as the Trading Advisors.

Discretionary decision-making may result in missed opportunities or losses.

Because each of the Trading Advisors’ strategies involves some discretionary aspects in addition to their technical factors, certain Trading Advisors may occasionally use discretion in investing the assets of a Series. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor’s failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the Series to avoid losses, and in fact, such use of discretion may cause the Series to forego profits which it may have otherwise earned had such discretion not been used.

The Trading Companies are subject to speculative position limits.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity future contract prices on a single trading day. The trading instructions of the Trading Advisors may have to be modified, and positions held by the Trading Companies may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Trading Companies by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps. These rules could have an adverse effect on the Trading Advisors trading for the Trading Companies.

Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

We believe that none of the Trading Advisors intends to limit the amount of additional equity that it may manage, and each will continue to seek major new accounts. However, the rates of returns achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These limits are established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. Furthermore, if the Trading Advisors for a Series cannot manage any additional allocation from the Trust, the Managing Owner may add additional Trading Advisors for such Series who may have less experience or less favorable performance than the existing Trading Advisors.

The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

The use of multiple Trading Advisors for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may result in developments or positions that adversely affect the respective Series’ NAV. For example, because the Trading Advisors trading for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) will be acting independently, such Series could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The Trading Advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to such Series of making trades or transactions or causing some of them to be foregone altogether. Even though the margin requirements resulting from each Trading Advisor’s trading for any such Series ordinarily will be met from that Trading Advisor’s allocated net assets of such Series, a Trading Advisor for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), or Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may incur losses of such magnitude that such Series is unable to meet margin calls from the allocated net assets of that Trading Advisor. If losses of such magnitude were to occur, the Clearing Brokers for the Trading Company or Trading Companies in which such Series invests its assets may require liquidations and contributions from the allocated net assets of another Trading Advisor for such Series.

The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) of having multiple Trading Advisors.

Each Trading Advisor has, over time, developed and modified the program it will use in trading. Nevertheless, the Trading Advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple Trading Advisors for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series). For example, in periods where one Trading Advisor experiences a draw-down, it is possible that these similarities will cause the other Trading Advisors to also experience a draw-down.

Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

The Trading Advisor(s) for each Series will make the commodity trading decisions for that Series. Therefore, the success of each Series largely depends on the judgment and ability of the Trading Advisors. A Trading Advisor’s trading for any Series may not prove successful under all or any market conditions. If a Trading Advisor’s trading is unsuccessful, the applicable Series may incur losses. Similarly, the success of each Series that invests in swaps largely depends on the judgment and ability of the commodity trading advisors whose trading programs are referenced by swaps in which such Series invests.

There are disadvantages associated with terminating or replacing Trading Advisors.

A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the Managing Owner may elect to replace a Trading Advisor that has a “loss carryforward.” In that case, the Trust would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor. In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits.

It is also possible that (i) the advisory agreement with any Trading Advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that Trading Advisor, (ii) if assets of any Series allocated to a particular Trading Advisor are reallocated to a new or different Trading Advisor, the new or different Trading Advisor will not manage the assets on terms as favorable to the Series as those negotiated with the previous Trading Advisor, (iii) the addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated or (iv) the services of a replacement trading advisor may not be available. There is severe competition for the services of qualified trading advisors, and the Managing Owner may not be able to retain replacement or additional trading advisors on acceptable terms. The effect of the replacement of or the reallocation of assets away from a Trading Advisor therefore, could be significant.

Each Trading Advisor advises other clients and may achieve more favorable results for its other accounts.

Each of the Trading Advisors currently manages other trading accounts, and each will remain free to manage additional accounts, including its own accounts, in the future. A Trading Advisor may vary the trading strategies applicable to the Series for which it trades from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the Series for which it trades. Consequently, the results any Trading Advisor achieves for the Series for which it trades may not be similar to those achieved for other accounts managed by the Trading Advisor or its affiliates at the same time. Moreover, it is possible that those other accounts managed by the Trading Advisor or its affiliates may compete with the Series for which it trades for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than the Series for which it trades.

A Trading Advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from managing the account of the Series for which it trades. Because records with respect to other accounts are not accessible to investors in the Units, investors will not be able to determine if any Trading Advisor is favoring other accounts.

The Trading Advisors’ positions may be concentrated from time to time, which may render each Series susceptible to larger losses than if the positions were more diversified.

One or more of the Trading Advisors may from time to time cause a Series to hold a few, relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to such Series than if such Series’ assets had been spread among a wider number of instruments.

Markets or positions may be correlated and may expose a Series to significant risk of loss.

Different markets traded or individual positions held by a Series of Units may be highly correlated to one another at times. Accordingly, a significant change in one such market or position may affect other such markets or positions. The Trading Advisors cannot always predict correlation. Correlation may expose such Series of Units both to significant risk of loss and significant potential for profit.

Turnover in each Series’ portfolio may be high which could result in higher brokerage commissions and transaction fees and expenses.

Each Trading Advisor will make certain trading decisions on the basis of short-term market considerations. The portfolio turnover rate may be substantial at times, either due to such decisions or to market conditions and result in one or more Series incurring substantial brokerage commissions and other transaction fees and expenses.

The Trust will have counterparty risk to U.S. Bank.

Each of the Trading Companies currently holds substantially all cash deposits not used for margin with U.S. Bank, although the Managing Owner may choose to hold the Trading Companies’ cash at other banks in its sole discretion. Because all cash deposits not used for margin are currently held at U.S. Bank, the Trust is subject to the risk that U.S. Bank may fail or that such cash deposits will not be available to the Trading Companies or the Trust. This could have a significant impact on you and your investment.

Operating Risks

Past performance is not necessarily indicative of future performance.

The Managing Owner has selected each Trading Advisor to manage the assets of each Series because each Trading Advisor performed well through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely to a substantial degree on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records included in their prospectuses. The managing owner believes that the past performance of the trading advisors may be of interest to prospective investors, but encourages you to look at such information as an example of the respective objectives of the managing owner and each trading advisor rather than as any indication that the investment objectives of any series will be achieved.

Because you and other investors will acquire exchange and redeem Units at different times, you may experience a loss on your Units even though the Series in which you have invested as a whole is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of each investor’s investment experience in it.

Likewise, you and other investors will invest in different Series managed by different Trading Advisors. Each Series’ assets are valued and accounted for separately from every other Series. Consequently, the past performance of one Series has no bearing on the past performance of another Series. You cannot, for example, consider the Equinox Frontier Balanced Fund (formerly Balanced Series)’ past performance in deciding whether to invest in any other Series.

You have limited performance information on which to evaluate an investment in a Series.

Certain of the Series have limited performance histories upon which to evaluate your investment in such Series. Although past performance is not necessarily indicative of future results, if any such Series had a longer performance history, such performance history might provide you with more information on which to base your investment decision for such Series. As such Series have limited performance histories, you will have to make your decision to invest in any such Series without such possibly useful information.

The Managing Owner may allocate nominal assets in respect of a Series that are in excess of the NAV of such Series.

At any given time, the nominal assets, which are the total amount of assets of a series allocated to trading advisors and/or reference programs, including (i) actual funds deposited in accounts directed by the trading advisors or deposited as margin in respect of swaps or other derivative instruments referencing a reference program plus (ii) any notional equity allocated to the trading advisors and any reference programs, of a Series may exceed the NAV of such Series depending on the amount of notional equity that is being utilized. The Managing Owner expects that the nominal assets of each Series will generally be maintained at a level in excess of the NAV of such Series and such excess may be substantial to the extent the Managing Owner deems necessary to achieve the desired level of volatility. To the extent that nominal assets of a Series are in excess of NAV, investors should understand that the applicable Series will experience greater volatility as measured by NAV than it would if the nominal assets were maintained at a level equal to NAV. In such case, any losses to the Series will be greater as measured by a percentage of NAV, as compared to the percentage loss incurred in respect of nominal assets. Consequently, the allocation of nominal assets in excess of a Series’ NAV will magnify exposure to the swings in market prices of futures, forwards, options or other assets held by a trading company or referenced by a swap or other derivative instrument and result in increased volatility, and potentially greater losses. You may lose all or substantially all of your investment in a Series.

Each Series is charged substantial fees and expenses regardless of profitability.

Each Series is charged brokerage charges, over-the-counter dealer spreads and related transaction fees, interest and expenses and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of trading profits earned on the Series’ net assets and the Managing Owner pays all or a portion of such incentive fees to the Trading Advisor(s) for such Series. Because the Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series) and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may each employ multiple Trading Advisors, it is possible that such Series could pay substantial incentive fees out of the assets of any such Series with respect to one or more Trading Advisors in a year in which such Series has no net trading profits or in which it actually loses money. In addition, each Series must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Investors should note that the management fee payable to the Managing Owner is based on nominal assets rather than NAV. Therefore, the management fee will be greater as a percentage of a Series’ NAV to the extent that the nominal assets of such Series exceed its NAV.

There are certain risks associated with investments in trading companies.

Certain of the trading companies may be organized as series limited liability companies. This means that, under the Delaware Limited Liability Company Act, the assets of one Series are not available to pay the liabilities of another Series or the trading company as a whole. This statute has not been tested in a court of law in the United States. In the event series liability is not enforceable, a segregated Series could be obligated to pay the liabilities of another Series or the trading company.

Each of the Series except for Equinox Frontier Winton Fund (formerly Winton Series) invests in trading companies that, although they are organized as series limited liability companies, allocate assets to more than one commodity trading advisor without the establishment of separate series with segregated liabilities. For these trading companies, losses incurred by one commodity trading advisor may negatively impact the trading company as a whole, as the assets allocated to a different commodity trading advisor may be made available to pay the liabilities of the commodity trading advisor that has incurred the loss. Since the Series currently invest in such trading companies, this could indirectly cause the assets of one Series to be used to pay the liabilities of another Series. For trading companies that allocate assets to more than one commodity trading advisor, a Series may be allowed to allocate a portion of its assets to a particular commodity trading advisor accessed by the trading company, rather than to the trading company as a whole.

Differing levels of fees received may create an incentive for the Managing Owner to favor certain Series over others.

The Managing Owner charges the various Series differing levels of fees. This may create an incentive for the Managing Owner to favor certain Series over other Series in, among other things, the amount of time and effort spent managing any given Series and the selection of Trading Advisors for a given Series.

Each Series may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing agreements between the Clearing Brokers and the Trading Companies generally are terminable by the Clearing Brokers once the Clearing Broker has given the Trading Company the required notice. Upon termination of a clearing agreement, the Managing Owner may be required to renegotiate that agreement or make other arrangements for obtaining clearing. The services of the Clearing Brokers may not be available, or even if available, these services may not be available on the terms as favorable as those contained in the expired or terminated clearing agreements.

The Series may be obligated to make payments under guarantee agreements.

Each of the Series has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company. As such, even if you are not invested in the defaulting Series, your investment could be impacted. The Trust, or any Series of the Trust, may enter into similar guarantees in the future.

The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

The Managing Owner pays each Trading Advisor incentive fees based on the trading profits earned by it for the applicable Series, including unrealized appreciation on open positions. Accordingly, it is possible that the Managing Owner will pay an incentive fee on trading profits that do not become realized. Also, because the Trading Advisors are compensated based on the trading profits earned, each of the Trading Advisors has a financial incentive to make investments that are riskier than might be made if a Series’ assets were managed by a Trading Advisor that did not receive performance-based compensation.

You have limited rights, and you cannot prevent the Trust from taking actions which could cause losses.

You will exercise no control over the Trust’s day-to-day business. Therefore, the Trust will take certain actions and enter into certain transactions or agreements without your approval. For example, the Trust may retain a Trading Advisor for a Series in which you are invested, and such Trading Advisor may ultimately incur losses for the Series. As a Limited Owner, you have no ability to determine or influence the hiring, retention or firing of such Trading Advisor. However, certain actions, such as termination or dissolution of a Series, may only be taken upon the affirmative vote of Limited Owners holding Units representing at least a majority (over 50%) of the NAV of the Series (excluding Units owned by the Managing Owner and its affiliates).

You may not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or the Swap Counterparty.

Each Trading Advisor, each Clearing Broker and each Swap counterparty acts only as a trading advisor, clearing broker or swap counterparty, respectively, to the applicable Series and Trading Company. These parties do not act as trading advisors, clearing brokers, or swap counterparties to you. Therefore, you have no contractual privity with the Trading Advisors, the Clearing Brokers or any Swap counterparty. Due to this lack of contractual privity, you may not be able to establish a basis for liability against a Trading Advisor, a Clearing Broker or any Swap counterparty.

An unanticipated number of redemption requests during a short period of time could result in losses.

Substantial redemptions of units could require a Series to liquidate investments more rapidly than otherwise desirable in order to raise the necessary cash to fund the redemptions, which could result in losses. Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses. It may also be difficult for the Series to achieve a market position appropriately reflecting a smaller equity base.

Reserves for contingent liabilities may be established upon redemption, and the Trust may withhold a portion of your redemption amount.

When you redeem your units, the Trust may find it necessary to set up a reserve for undetermined or contingent liabilities and withhold a certain portion of your redemption amount. This could occur, for example, (i) if some of the positions of the Series in which you were invested were illiquid, (ii) if there are any assets which cannot be properly valued on the redemption date, or (iii) if there is any pending transaction or claim by or against the Trust involving or which may affect your book capital account or your obligations.

Conflicts of interest exist in the structure and operation of the Trust.

A number of actual and potential conflicts of interest exist in the operation of the Trust’s business. The Managing Owner, the Trading Advisors and their respective principals, all of which are engaged in other investment activities, and are not required to devote substantially all of their time to the Trust’s business.

The failure or bankruptcy of one of its Futures Clearing Brokers, banks or other custodians could result in a substantial loss of one or more Series’ assets.

The Trust is subject to the risk of insolvency of an exchange, clearinghouse, commodity broker, and counterparties with whom the trading companies trade. Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing a Series to miss significant profit opportunities. The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded. In the event that the Clearing Brokers are unable to perform their obligations, the Trust’s assets are at risk and investors may only recover a pro rata share of their investment, or nothing at all.

Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Trust’s account on a daily basis. The Clearing Brokers, as futures commission merchants for the Trust’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of its commodity customers, all funds held by such clients with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the Trust, will be returned, transferred, or distributed to the broker’s customers only to the extent of each customer’s pro rata share of the assets held by such futures broker. The Managing Owner will attempt to limit the Trust’s deposits and transactions to well-capitalized institutions in an effort to mitigate such risks, but there can be no assurance that even a well-capitalized, major institution will not become bankrupt.

With respect to transactions a Series enters into that are not traded on an exchange, there are no daily settlements of variations in value and there is no requirement to segregate funds held with respect to such accounts. Thus, the funds a Series invests in such transactions may not have the same protections as funds used as margin or to guarantee exchange-traded futures and options contracts. If the counterparty becomes insolvent and a Series has a claim for amounts deposited or profits earned on transactions with the counterparty, the Series’ claim may not receive a priority. Without a priority, the Trust is a general creditor and its claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even funds of the Trust that the counterparty keeps separate from its own operating funds may not be safe from the claims of other general and priority creditors. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

You will not be able to review any Series’ holdings on a daily basis, and you may suffer unanticipated losses.

The Trading Advisors make trading decisions on behalf of the assets of each Series. While the Trading Advisors receive daily trade confirmations from the Clearing Brokers of each transaction entered into on behalf of each Series for which they manage the trading of, each Series’ trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in the Units does not offer investors the same transparency that a personal trading account offers. As a result, you may suffer unanticipated losses.

You Will Not Be Aware of Changes to Trading Programs.

Because of the proprietary nature of each Trading Advisor’s trading programs, you generally will not be advised if adjustments are made to a trading program in order to accommodate additional assets under management or for any other reason.

The Trust could terminate before you achieve your investment objective causing potential loss of your investment or upsetting your investment portfolio.

Unforeseen circumstances, including substantial losses, withdrawal of the Trust’s Managing Owner, may cause the Trust to terminate before its stated termination date of December 31, 2053. The Trust’s termination would cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

Neither the Trust nor any of the trading companies is a regulated investment company and thus is subject to different protections than a regulated investment company.

Neither the Trust nor any of the trading companies is an investment company subject to the Investment Company Act. Accordingly, you do not have the protections afforded by that statute. For example, the Investment Company Act requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment adviser. Since neither the Trust nor the trading companies is a registered investment company, you will not benefit from such protections.

The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities. The loss of such personnel could adversely affect the Trust.

In managing and directing the day-to-day activities and affairs of the Trust, the Managing Owner relies heavily on its principals. The Managing Owner is leanly staffed, although there are back-up personnel for every key function. If any of its key persons were to leave or be unable to carry out his or her present responsibilities, it may have an adverse effect on the management of the Trust.

In addition, under the operating agreement of the Managing Owner, Mr. Bornhoft’s ability to serve as the Chief Investment Officer of the Managing Owner is dependent upon certain factors. If Mr. Bornhoft ceases to be the Manager of the Managing Owner, the Trust could be adversely affected.

The Managing Owner places significant reliance on the Trading Advisors and their key personnel and the loss of such personnel could adversely affect a Series.

The Managing Owner relies on the Trading Advisors to achieve trading gains for each Series, entrusting each of them with the responsibility for, and discretion over, the investment of their allocated portions of the Trust’s assets. The Trading Advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that Trading Advisor’s ability to manage its trading activities successfully or may cause the Trading Advisor to cease operations entirely, either of which, in turn, could negatively impact one or more Series’ performance. Each of the Trading Advisors is wholly (or majority) owned and controlled, directly or indirectly, by single individuals who have major roles in developing, refining and implementing the Trading Advisor’s trading strategies and operating its business. The death, incapacity or other prolonged unavailability of such individuals likely would greatly hinder these Trading Advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of your investment.

The Managing Owner may terminate, replace and/or add Trading Advisors in its sole discretion which may disrupt trading, adversely affecting the Net Asset Value of a Series.

The Managing Owner may terminate, substitute or retain Trading Advisors on behalf of each Series in its sole discretion. The addition of a new Trading Advisor and/or the removal of one of the current Trading Advisors may cause disruptions in trading as assets are reallocated and new Trading Advisors transition over, which may have an adverse effect on the NAV of the affected Series.

The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

The Managing Owner may reallocate assets among the Trading Advisors for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series) or Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) upon termination of a Trading Advisor or retention of a new Trading Advisor or at the commencement of any month. Consequently, the net assets for such Series may be allocated among the Trading Advisors in a different manner than the currently anticipated allocation. The Managing Owner’s allocation of assets of any such Series will directly affect the profitability of the trading of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), possibly in an adverse manner. For example, a Trading Advisor for a Series may experience a high rate of return but may be managing only a small percentage of the net assets of such Series. In this case, the Trading Advisor’s performance could have a minimal effect on the NAV of such Series.

The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses on such transactions.

The Trading Advisors’ computerized trading systems rely on the Trading Advisors’ personnel to accurately process the systems’ outputs and execute the transactions called for by the systems. In addition, each Trading Advisor relies on its staff to properly operate and maintain its computer and communications systems upon which the trading systems rely. Execution and operation of each Trading

Advisor’s systems is therefore subject to human errors. Any failure, inaccuracy or delay in implementing any of the Trading Advisors’ systems and executing transactions could impair its ability to identify profit opportunities and benefit from them. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict and may significantly and adversely affect the Trust.

The futures, options on futures and security futures markets are subject to comprehensive statutes, regulations and margin requirements. With respect to traditional futures exchanges, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change is impossible to predict, but could be substantial and adverse .

Tax and ERISA Risks

You are strongly urged to consult your own tax advisor and counsel about the possible tax consequences to you of an investment in the Trust. Tax consequences may differ for different investors, and you could be affected by changes in the tax laws.

You May Have Tax Liability Attributable to Your Investment in a Series Even if You Have Received No Distributions and Redeemed No Units, and Even if the Series Generated an Economic Loss.

If a Series has profit for a taxable year (as determined for federal income tax purposes), the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Series. The Managing Owner does not intend to make any distributions from any Series. Accordingly, it is anticipated that federal income taxes on your allocable share of a Series’ profits will exceed the amount of distributions to you, if any, for a taxable year. As such, you must be prepared to satisfy any tax liability from redemptions of Units or other sources. In addition, a Series may have capital losses from trading activities that cannot be deducted against the Series’ interest income, so that you may have to pay taxes on interest income even if the Series generates a net economic loss for a taxable year.

You may be taxed on gains that the Trust never realizes.

Because a substantial portion of the Trust’s open positions are “marked-to-market” at the end of each year, some of your tax liability for each year will be based on unrealized gains that the Trust may never actually realize.

Partnership treatment is not assured, and if the Trust is not treated as a Partnership, you could suffer adverse tax consequences.

The Managing Owner believes that the Trust will be treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust will constitute “qualifying income” within the meaning of Section 7704(d) of the Code, will not be a treated as a publicly traded partnership treated as a corporation. The Managing Owner believes it is likely, but not certain, that the Trust will meet this income test. The Trust has not requested, and does not intend to request, a ruling from the Internal Revenue Service (the “Service”), concerning its tax treatment.

If the Trust were to be treated as a corporation for Federal income tax purposes: the net income of the Trust would be taxed at corporate income tax rates, thereby substantially reducing its distributable cash; you would not be allowed to deduct losses of the Trust; and distributions to you, other than liquidating distributions, would constitute dividends to the extent of the current or accumulated earnings and profits of the Trust and would be taxable as such.

There is the possibility of a tax audit which could result in additional taxes to you.

The Trust’s tax returns may be audited by a taxing authority, and an audit could result in adjustments to the Trust’s returns. If an audit results in an adjustment, you may be compelled to file amended returns and to pay additional taxes plus interest and penalties.

You will likely recognize short-term capital gain.

Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts. Special rules apply in the case of mixed straddles (generally, offsetting positions where some, but not all, of the positions are marked-to-market). These special rules could have the effect of limiting the amount of gain treated as long-term capital gain.

The IRS could challenge allocations of recognized gains to Limited Partners who redeem.

The trust agreement provides that recognized gains may be specially allocated for tax purposes to redeeming limited owners. If the IRS were to successfully challenge such allocations, each remaining limited owner’s share of recognized gains would be increased.

The IRS could take the position that deductions for certain Trust expenses are subject to various limitations.

Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for federal income tax and alternative minimum tax purposes. The IRS could argue that certain expenses of the Trust are investment advisory expenses.

The investment of Benefit Plan Investors may be limited or prohibited if any or all of the Series (or Class of any Series) are deemed to hold plan assets or if the Trading Advisors have pre-existing fiduciary relationships with certain investing Benefit Plan Investors and Benefit Plan Investors are required to consider their fiduciary responsibilities in making an investment decision.

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans whether or not subject to ERISA or Section 4975 of the Code, each a Plan, a Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, or an ERISA Plan, and any entity whose underlying assets include plan assets by reason of an ERISA Plan’s investment in such entity, or such entities together with ERISA Plans, Benefit Plan Investors. While the assets of the Trust or any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor, or the DOL, or a court could disagree. If the DOL were to find that the assets of some or all of the Series (or Class of any Series) are plan assets, the Managing Owner and the Trading Advisors to such Series (or Class) would be fiduciaries, and certain transactions in the Trust could be prohibited. For example, if the Trust were deemed to hold plan assets, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if a Benefit Plan Investor has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the selling agents or a Clearing Broker, investment in a Series may be limited or prohibited. In the event that, for any reason, the assets of any Series (or Class of any Series) might be deemed to be “plan assets,” and if any transactions would or might constitute prohibited transactions under ERISA or the Code and an exemption for such transaction or transactions cannot be obtained from the DOL (or the Managing Owner determines not to seek such exemption), the Managing Owner reserves the right, upon notice to, but without the consent of any limited owner, to mandatorily redeem Units held by any limited owner that is a Benefit Plan Investor. Furthermore, whether or not a Series (or Class of any Series) are plan assets, Benefit Plan Investors should consider their fiduciary responsibilities before making a decision to invest in a Series (or Class of any Series) and Plan investors who are not subject to ERISA may be subject to similar responsibilities under state, local, or non-U.S. law.

Foreign investors may face exchange rate risk and local tax consequences.

Foreign investors should note that the Units are denominated in U.S. Dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease.

Regulatory Risks

CFTC registrations could be terminated which could adversely affect the Trust or a Series.

If the Commodity Exchange Act registrations or NFA memberships of the Managing Owner or the registered Trading Advisors were no longer effective, these entities would not be able to act for the Trust, which could adversely affect the Trust or such Series.

The Trust and the Managing Owner have been represented by unified counsel, and neither the Trust nor the Managing Owner will retain independent counsel to review this offering.

The Trust and the Managing Owner have been represented by unified counsel. To the extent that the Trust, the Managing Owner or you could benefit by further independent review, such benefit will not be available unless you separately retain such independent counsel.

The foregoing risk factors are not a complete explanation of all the risks involved in purchasing interests in a fund that invests in the highly speculative, highly leveraged trading of futures, forwards and options. You should read this entire Form 10-K and the Prospectus before determining to subscribe for Units.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The Trust does not own or use any physical properties in the conduct of its business. Its assets currently consist of cash items such as custom time deposits, and, through each Trading Company, U.S. and international futures and forward contracts and other interests in derivative instruments, including options contracts on futures, forwards and swap contracts. The Managing Owner’s main office is located at 1775 Sherman Street, Suite 2500, Denver, Colorado 80203.

Item 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Trust or any of its affiliates is a party or of which any of their assets are the subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Units in any Series are publicly traded. The Units in each Series may be redeemed, in whole or in part, on a daily basis, subject to a notice requirement set forth in the Prospectus. Except as otherwise set forth in the Prospectus, Units will be redeemed at a redemption price equal to 100% of the NAV per Unit of the applicable Series, calculated as of the point described in the Prospectus. The redemption of Units has no impact on the value of Units that remain outstanding. The Managing Owner may temporarily suspend redemptions under limited circumstances described in the Prospectus. The right to obtain redemption of Units of a Series is contingent upon such Series’ having property sufficient to discharge its liabilities on the date of redemption.

Further, if a Limited Owner redeems all or a portion of its Class 1 Units of any Series on or before the end of twelve full months following the effective date of the purchase of the Units being redeemed, such Limited Owner is charged a redemption fee of up to 3.0% of the NAV at which the Units are redeemed. The redemption fee charged will depend on, among other things, the particular Series of Units being redeemed. The Trust Agreement also contains restrictions on the transfer or assignment of the Units.

The Managing Owner has the sole discretion in determining what distributions, if any, the Trust will make to the Limited Owners. The Trust has not affected distributions on the Units in any Series as of the date hereof and the Managing Owner does not intend to effect any distributions in the foreseeable future.

The proceeds of offerings are deposited in the bank and brokerage accounts of the Trust and the Trading Companies for the purpose of engaging in trading activities in accordance with the Trust’s trading policies and its Trading Advisors’ respective trading strategies.

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2013:

	Number of Limited Owners	Number of Units Outstanding
Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) (Class 1)	1,066	329,730
Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) (Class 2)	501	353,626
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Class 2)	231	23,835
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Class 1a)	684	94,391
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Class 2a)	163	28,708
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Class 3)	673	76,774
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Class 3a)	34	2,454
Equinox Frontier Masters Fund (formerly Frontier Masters Series) (Class 1)	1,119	251,718
Equinox Frontier Masters Fund (formerly Frontier Masters Series) (Class 2)	802	98,997
Equinox Frontier Masters Fund (formerly Frontier Masters Series) (Class 3)	272	2,711
Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1)	3,657	760,206
Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 2)	573	179,627
Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 2a)	21	2,901
Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 3a)	107	19,615
Equinox Frontier Select Fund (formerly Frontier Select Series) (Class 1)	1,238	198,518
Equinox Frontier Select Fund (formerly Frontier Select Series) (Class 2)	89	16,820
Equinox Frontier Winton Fund (formerly Winton Series) (Class 1)	790	187,438
Equinox Frontier Winton Fund (formerly Winton Series) (Class 2)	45	59,854
Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) (Class 1)	654	111,005
Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) (Class 2)	64	20,807

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2013, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2013 were in the ordinary course of business. There have not been any purchases of units by the trust or any affiliated purchasers during the year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 is taken from the financial statements of the Trust included in section F of this filing and previous filings.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included therewith. Results from past periods are not necessarily indicative of results that may be expected for any future period.

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2013

	Equinox Frontier Diversified Fund (1)	Equinox Frontier Masters Fund (2)	Equinox Frontier Long/Short Commodity Fund (3)
Interest - net	$1,544,382	$757,793	$945,988
Total Expenses	5,290,909	2,956,297	3,021,094
Net gain / (loss) on investments	(5,520,937)	(2,052,522)	7,300,417
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	(9,267,464)	(4,251,026)	(6,044,396)
Net income / (loss) per unit - Class 1	(7.30)	(9.28)	—
Net income / (loss) per unit - Class 1a	—	—	(15.85)
Net income / (loss) per unit - Class 2	(6.13)	(8.15)	(20.39)
Net income / (loss) per unit - Class 2a	—	—	(15.11)
Net income / (loss) per unit - Class 3	—	3.90	(20.39)
Net income / (loss) per unit - Class 3a	—	—	(9.13)
Total Assets	$64,685,474	$34,068,483	$28,968,346
Total owners’ capital - Class 1	28,744,047	23,115,495	—
Total owners’ capital - Class 1a	—	—	8,752,826
Total owners’ capital - Class 2	34,714,991	10,406,162	3,371,798
Total owners’ capital - Class 2a	—	—	3,103,405
Total owners’ capital - Class 3	—	249,127	9,619,596
Total owners’ capital - Class 3a	—	—	257,471
Total net asset value per unit - Class 1	87.10	91.83	—
Total net asset value per unit - Class 1a	—	—	92.73
Total net asset value per unit - Class 2	94.35	99.46	125.26
Total net asset value per unit - Class 2a	—	—	100.34
Total net asset value per unit - Class 3	—	91.91	125.30
Total net asset value per unit - Class 3a	—	—	100.47

	Equinox Frontier Balanced Fund (4)	Equinox Frontier Heritage Fund (5)	Equinox Frontier Select Fund (6)
Interest - net	$280,359	$109,122	$261,102
Total Expenses	7,350,844	938,253	1,365,128
Net gain / (loss) on investments	(6,490,128)	2,516,149	1,521,198
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	(16,152,498)	1,423,001	417,171
Net income / (loss) per unit - Class 1	(10.03)	7.50	1.20
Net income / (loss) per unit - Class 2	(8.71)	13.54	4.59
Net income / (loss) per unit - Class 2a	(5.56)	—	—
Net income / (loss) per unit - Class 3	—	—	—
Net income / (loss) per unit - Class 3a	(5.55)	—	—
Total Assets	$124,183,143	$16,696,747	$17,804,703
Total owners’ capital - Class 1	80,801,534	11,328,406	15,852,947
Total owners’ capital - Class 2	26,611,117	2,850,062	1,758,901
Total owners’ capital - Class 2a	491,579	—	—
Total owners’ capital - Class 3	—	—	—
Total owners’ capital - Class 3a	2,322,629	—	—
Total net asset value per unit - Class 1	106.29	102.05	79.86
Total net asset value per unit - Class 2	140.49	134.21	104.14
Total net asset value per unit - Class 2a	118.80	—	—
Total net asset value per unit - Class 3	—	—	—
Total net asset value per unit - Class 3a	118.41	—	—

Equinox Frontier Winton Fund (7)
Interest - net	$283,863
Total Expenses	2,340,519
Net gain / (loss) on investments	4,790,126
Net increase / (decrease) in owners’ capital resulting from operations attributable to controlling interests	2,733,470
Net income / (loss) per unit - Class 1	8.86
Net income / (loss) per unit - Class 2	15.87
Net income / (loss) per unit - Class 3	—
Total Assets	$37,083,828
Total owners’ capital - Class 1	26,164,147
Total owners’ capital - Class 2	10,460,690
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	139.59
Total net asset value per unit - Class 2	174.17
Total net asset value per unit - Class 3	—

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Heritage Series
(6)	Formerly Frontier Select Series
(7)	Formerly Winton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2012

	Equinox Frontier Diversified Fund (1)	Equinox Frontier Masters Fund (2)	Equinox Frontier Long/Short Commodity Fund (3)
Interest - net	$2,199,327	$1,038,493	$1,385,312
Total Expenses	9,596,941	4,016,767	6,010,679
Net gain / (loss) on investments	2,078,348	3,545,722	(11,084,454)
Net increase / (decrease) in owners’ capital resulting from operations	(5,319,266)	618,878	(6,542,114)
Net income / (loss) per unit - Class 1	(5.00)	0.86	(0.72)
Net income / (loss) per unit - Class 1a	—	—	(13.13)
Net income / (loss) per unit - Class 2	(3.48)	2.78	(16.32)
Net income / (loss) per unit - Class 2a	—	—	(11.78)
Net income / (loss) per unit - Class 3	—	—	(16.27)
Total Assets	$116,445,177	$51,943,272	$63,948,673
Total owners’ capital - Class 1	58,999,936	34,603,499	—
Total owners’ capital - Class 1a	—	—	18,983,538
Total owners’ capital - Class 2	56,181,636	16,882,659	6,898,785
Total owners’ capital - Class 2a	—	—	10,882,111
Total owners’ capital - Class 3	—	—	19,761,047
Total net asset value per unit - Class 1	94.40	101.11	135.41
Total net asset value per unit - Class 1a	—	—	108.58
Total net asset value per unit - Class 2	100.48	107.61	145.65
Total net asset value per unit - Class 2a	—	—	115.45
Total net asset value per unit - Class 3	—	—	145.69

	Equinox Frontier Balanced Fund (4)	Equinox Frontier Heritage Fund (5)	Equinox Frontier Select Fund (6)
Interest - net	$276,272	$134,302	$263,049
Total Expenses	16,386,180	1,822,802	2,449,160
Net gain / (loss) on investments	7,382,357	(681,944)	(2,138,461)
Net increase / (decrease) in owners’ capital resulting from operations	(13,154,863)	(2,370,444)	(4,324,572)
Net income / (loss) per unit - Class 1	(8.18)	10.18	(12.36)
Net income / (loss) per unit - Class 1a	(4.13)	—	—
Net income / (loss) per unit - Class 2	(5.82)	(9.03)	(12.29)
Net income / (loss) per unit - Class 2a	(3.99)	—	—
Net income / (loss) per unit - Class 3a	(4.40)	—	—
Total Assets	$247,702,914	$20,925,980	$25,650,403
Total owners’ capital - Class 1	143,906,872	16,680,498	22,266,758
Total owners’ capital - Class 2	51,459,568	4,073,041	3,077,883
Total owners’ capital - Class 2a	1,009,520	—	—
Total owners’ capital - Class 3a	3,776,790	—	—
Total net asset value per unit - Class 1	116.32	94.55	78.66
Total net asset value per unit - Class 1a	104.32	—	—
Total net asset value per unit - Class 2	149.20	120.67	99.55
Total net asset value per unit - Class 2a	124.36	—	—
Total net asset value per unit - Class 3a	123.96	—	—

Equinox Frontier Winton Fund (7)
Interest - net	$531,125
Total Expenses	2,435,758
Net gain / (loss) on investments	(1,356,583)
Net increase / (decrease) in owners’ capital resulting from operations	(3,261,216)
Net income / (loss) per unit - Class 1	(10.40)
Net income / (loss) per unit - Class 2	(7.52)
Total Assets	$41,241,712
Total owners’ capital - Class 1	30,645,208
Total owners’ capital - Class 2	10,314,326
Total net asset value per unit - Class 1	130.73
Total net asset value per unit - Class 2	158.30
Total net asset value per unit - Class 3	—

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Heritage Series
(6)	Formerly Frontier Select Series
(7)	Formerly Winton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2011

	Equinox Frontier Diversified Fund (1)	Equinox Frontier Masters Fund (2)	Equinox Frontier Long/Short Commodity Fund (3)
Interest - net	$2,399,088	$1,026,007	$1,371,889
Total Expenses	12,210,432	4,466,240	8,087,479
Net gain / (loss) on investments	5,428,786	2,393,047	17,234,688
Net increase / (decrease) in owners’ capital resulting from operations	(4,382,558)	(1,019,452)	4,459,637
Net income / (loss) per unit - Class 1	(4.18)	(2.71)	3.40
Net income / (loss) per unit - Class 1a	—	—	3.75
Net income / (loss) per unit - Class 2	(2.50)	(0.98)	8.71
Net income / (loss) per unit - Class 2a	—	—	6.05
Net income / (loss) per unit - Class 3	—	—	8.70
Total Assets	$135,642,082	$53,200,171	$107,793,563
Total owners’ capital - Class 1	72,424,906	34,090,136	4,159,047.00
Total owners’ capital - Class 1a	—	—	18,891,395
Total owners’ capital - Class 2	61,548,698	18,734,861	9,188,762
Total owners’ capital - Class 2a	—	—	10,911,464
Total owners’ capital - Class 3	—	—	27,810,058
Total net asset value per unit - Class 1	99.40	100.25	136.13
Total net asset value per unit - Class 1a	—	—	121.71
Total net asset value per unit - Class 2	103.96	104.83	161.97
Total net asset value per unit - Class 2a	—	—	127.23
Total net asset value per unit - Class 3	—	—	161.96

	Equinox Frontier Balanced Fund (4)	Equinox Frontier Select Fund (6)	Equinox Frontier Heritage Fund (5)
Interest - net	$534,877	$106,784	$217,875
Total Expenses	24,591,620	2,973,773	2,926,790
Net gain / (loss) on investments	5,648,268	(6,401,143)	(2,260,583)
Net increase / (decrease) in owners’ capital resulting from operations	(12,244,073)	(9,268,132)	(4,498,779)
Net income / (loss) per unit - Class 1	(7.45)	(19.44)	(15.10)
Net income / (loss) per unit - Class 1a	(7.91)	—	—
Net income / (loss) per unit - Class 2	(4.44)	(19.89)	(14.34)
Net income / (loss) per unit - Class 2a	(5.31)	—	—
Net income / (loss) per unit - Class 3	(5.30)	—	—
Total Assets	$301,978,826	$40,083,210	$31,026,648
Total owners’ capital - Class 1	183,785,318	35,180,631	24,783,519
Total owners’ capital - Class 1a	2,536,559
Total owners’ capital - Class 2	63,372,567	4,433,341	5,990,168
Total owners’ capital - Class 2a	2,784,830	—	—
Total owners’ capital - Class 3a	2,952,802	—	—
Total net asset value per unit - Class 1	124.50	91.02	104.73
Total net asset value per unit - Class 1a	108.45	—	—
Total net asset value per unit - Class 2	155.02	111.84	129.70
Total net asset value per unit - Class 2a	128.35	—	—
Total net asset value per unit - Class 3	128.36	—	—

Equinox Frontier Winton Fund (7)
Interest - net	$457,889
Total Expenses	3,596,286
Net gain / (loss) on investments	5,865,030
Net increase / (decrease) in owners’ capital resulting from operations	2,726,633
Net income / (loss) per unit - Class 1	6.09
Net income / (loss) per unit - Class 2	11.83
Net income / (loss) per unit - Class 3	—
Total Assets	$50,363,648
Total owners’ capital - Class 1	38,345,799
Total owners’ capital - Class 2	11,702,325
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	141.13
Total net asset value per unit - Class 2	165.82
Total net asset value per unit - Class 3	—

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Heritage Series
(6)	Formerly Frontier Select Series
(7)	Formerly Winton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Equinox Frontier Diversified Fund (1)	Equinox Frontier Masters Fund (2)	Equinox Frontier Long/Short Commodity Fund (3)
Interest - net	$2,225,700	$941,795	$1,120,080
Total Expenses	9,452,058	3,767,056	8,021,021
Net gain / (loss) on investments	18,519,243	8,845,121	15,903,113
Net increase / (decrease) in owners’ capital resulting from operations	11,135,880	6,019,860	11,915,293
Net income / (loss) per unit - Class 1	6.78	8.50	18.96
Net income / (loss) per unit - Class 1a	—	—	16.47
Net income / (loss) per unit - Class 2	8.69	10.44	25.77
Net income / (loss) per unit - Class 2a	—	—	18.70
Net income / (loss) per unit - Class 3	—	—	25.77
Total Assets	$162,451,657	$67,230,426	$79,526,348
Total owners’ capital - Class 1	90,022,131	41,213,675	31,185,756.00
Total owners’ capital - Class 1a	—	—	5,652,309
Total owners’ capital - Class 2	69,473,841	25,062,055	15,584,978
Total owners’ capital - Class 2a	—	—	3,761,826
Total owners’ capital - Class 3	—	—	20,998,571
Total net asset value per unit - Class 1	103.58	102.96	132.73
Total net asset value per unit - Class 1a	—	—	117.96
Total net asset value per unit - Class 2	106.46	105.81	153.26
Total net asset value per unit - Class 2a	—	—	121.18
Total net asset value per unit - Class 3	—	—	153.26

	Equinox Frontier Balanced Fund (4)	Equinox Frontier Heritage Fund (5)	Equinox Frontier Select Fund (6)
Interest - net	$404,451	$263,156	$8,268
Total Expenses	26,553,122	4,321,685	4,848,257
Net gain / (loss) on investments	82,334,394	11,966,369	10,645,135
Net increase / (decrease) in owners’ capital resulting from operations	41,691,751	5,263,217	3,912,601
Net income / (loss) per unit - Class 1	13.41	9.77	5.81
Net income / (loss) per unit - Class 1a	10.86
Net income / (loss) per unit - Class 2	20.45	15.65	10.63
Net income / (loss) per unit - Class 2a	16.06	—	—
Net income / (loss) per unit - Class 3	16.06	—	—
Total Assets	$436,618,030	$64,282,827	$71,057,049
Total owners’ capital - Class 1	287,807,510	45,898,246	61,842,996
Total owners’ capital - Class 1a	5,120,558
Total owners’ capital - Class 2	76,715,728	11,612,192	8,386,332
Total owners’ capital - Class 2a	3,562,374	—	—
Total owners’ capital - Class 3a	3,691,280	—	—
Total net asset value per unit - Class 1	131.95	119.83	110.46
Total net asset value per unit - Class 1a	116.36
Total net asset value per unit - Class 2	159.46	144.04	131.73
Total net asset value per unit - Class 2a	133.66	—	—
Total net asset value per unit - Class 3	133.66	—	—

Equinox Frontier Winton Fund (7)
Interest - net	$306,338
Total Expenses	3,812,097
Net gain / (loss) on investments	12,010,660
Net increase / (decrease) in owners’ capital resulting from operations	8,504,901
Net income / (loss) per unit - Class 1	17.47
Net income / (loss) per unit - Class 2	23.89
Net income / (loss) per unit - Class 3
Total Assets	$61,570,878
Total owners’ capital - Class 1	49,350,981
Total owners’ capital - Class 2	11,368,456
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	135.04
Total net asset value per unit - Class 2	153.99
Total net asset value per unit - Class 3	—

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Heritage Series
(6)	Formerly Frontier Select Series
(7)	Formerly Winton Series

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2009

	Equinox Frontier Diversified Fund (1)*	Equinox Frontier Masters Fund (2)**	Equinox Frontier Long/Short Commodity Fund (3)***
Interest - net	$489,238	$292,218	$1,213,141
Total Expenses	1,325,693	886,162	6,847,493
Net gain / (loss) on investments	(470,461)	(312,999)	28,920,002
Net increase / (decrease) in owners’ capital resulting from operations	(1,306,916)	(906,943)	8,527,351
Net income / (loss) per unit - Class 1	(3.20)	(5.54)	13.38
Net income / (loss) per unit - Class 1a	—	—	1.49
Net income / (loss) per unit - Class 2	(2.23)	(4.63)	18.21
Net income / (loss) per unit - Class 2a	—	—	2.48
Net income / (loss) per unit - Class 3	—	—	4.79
Total Assets	$68,990,618	$43,734,039	$69,635,857
Total owners’ capital - Class 1	32,960,540	14,723,330	45,759,225.00
Total owners’ capital - Class 1a	—	—	1,092,016
Total owners’ capital - Class 2	23,355,579	8,563,857	14,986,103
Total owners’ capital - Class 2a	—	—	876,532
Total owners’ capital - Class 3	—	—	6,140,056
Total net asset value per unit - Class 1	96.80	94.46	113.77
Total net asset value per unit - Class 1a		—	101.49
Total net asset value per unit - Class 2	97.77	95.37	127.49
Total net asset value per unit - Class 2a	—	—	102.48
Total net asset value per unit - Class 3	—	—	127.49

	Equinox Frontier Balanced Fund (4)****	Equinox Frontier Heritage Fund (5)	Equinox Frontier Select Fund (6)
Interest - net	$901,710	$259,485	$293,910
Total Expenses	19,999,746	3,626,096	5,084,022
Net gain / (loss) on investments	(491,297)	3,919,086	(697,472)
Net increase / (decrease) in owners’ capital resulting from operations	(19,150,902)	(2,795,125)	(4,151,058)
Net income / (loss) per unit - Class 1	(6.63)	(6.12)	(5.89)
Net income / (loss) per unit - Class 1a	(6.59)
Net income / (loss) per unit - Class 2	(3.43)	(3.10)	(3.04)
Net income / (loss) per unit - Class 2a	(3.70)	—	—
Net income / (loss) per unit - Class 3	(4.37)	—	—
Total Assets	$407,656,964	$68,237,504	$79,864,025
Total owners’ capital - Class 1	286,024,307	48,168,395	69,447,366
Total owners’ capital - Class 1a	9,150,114
Total owners’ capital - Class 2	77,372,166	12,522,478	9,914,994
Total owners’ capital - Class 2a	3,298,566	—	—
Total owners’ capital - Class 3a	1,170,746	—	—
Total net asset value per unit - Class 1	118.54	110.06	104.65
Total net asset value per unit - Class 1a	105.50
Total net asset value per unit - Class 2	139.01	128.39	121.10
Total net asset value per unit - Class 2a	117.60	—	—
Total net asset value per unit - Class 3	117.60	—	—

Equinox Frontier Winton Fund (7)
Interest - net	$361,106
Total Expenses	3,375,280
Net gain / (loss) on investments	(7,737,998)
Net increase / (decrease) in owners’ capital resulting from operations	(6,685,179)
Net income / (loss) per unit - Class 1	- 12.84
Net income / (loss) per unit - Class 2	- 9.94
Net income / (loss) per unit - Class 3
Total Assets	$58,778,262
Total owners’ capital - Class 1	48,198,317
Total owners’ capital - Class 2	10,203,862
Total owners’ capital - Class 3	—
Total net asset value per unit - Class 1	117.57
Total net asset value per unit - Class 2	130.10
Total net asset value per unit - Class 3	—

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Heritage Series
(6)	Formerly Frontier Select Series
(7)	Formerly Winton Series
*	The Equinox Frontier Diversified Fund began trading operations on June 9, 2009
**	The Equinox Frontier Masters Fund began trading operations on June 9, 2009
***	The Equinox Frontier Long/Short Commodity Fund Class 3 units began trading on May 29, 2009 and Class 1a and 2a units began trading on June 8, 2009
****	The Equinox Frontier Balanced Fund Class 3a units began trading on June 3, 2009

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2013.

	1st Quarter 2013 (unaudited)	2nd Quarter 2013 (unaudited)	3rd Quarter 2013 (unaudited)	4th Quarter 2013 (unaudited)
Equinox Frontier Diversified Fund (1):
Net gain (loss) on investments	($113,017)	($7,089,299)	($6,696,322)	$8,378,001
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,173,341)	($7,920,142)	($7,331,811)	$7,158,130
Increase (decrease) in net asset value per Class 1 units	($1.19)	($7.66)	($7.42)	$8.97
Increase (decrease) in net asset value per Class 2 units	($0.84)	($7.79)	($7.59)	$10.09
Net asset value per Class 1 units	$93.21	$85.55	$78.13	$87.10
Net asset value per Class 2 units	$99.64	$91.85	$84.26	$94.35
Equinox Frontier Masters Fund (2):
Net gain (loss) on investments	$883,034	($2,575,152)	($2,509,310)	$2,151,906
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$321,529	($3,146,403)	($3,041,836)	$1,618,684
Increase (decrease) in net asset value per Class 1 unit	$0.53	($6.90)	($6.87)	$3.96
Increase (decrease) in net asset value per Class 2 unit	$0.99	($6.89)	($6.96)	$4.71
Increase (decrease) in net asset value per Class 3 unit				$3.90
Net asset value per Class 1 unit	$101.64	$94.74	$87.87	$91.83
Net asset value per Class 2 unit	$108.60	$101.71	$94.75	$99.46
Net asset value per Class 3 unit				$91.91
Equinox Frontier Long/Short Commodity Fund (3):
Net gain (loss) on investments	($1,371,456)	($3,603,745)	($3,403,485)	$1,078,269
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($194,728)	($4,184,929)	($2,283,631)	$(236,835)
Increase (decrease) in net asset value per Class 1a units	($0.61)	($8.07)	($6.30)	($0.87)
Increase (decrease) in net asset value per Class 2 units	($0.54)	($10.65)	($8.37)	($0.83)
Increase (decrease) in net asset value per Class 2a units	($0.16)	($8.15)	($6.30)	($0.50)
Increase (decrease) in net asset value per Class 3 units	($0.55)	($10.65)	($8.37)	($0.82)
Increase (decrease) in net asset value per Class 3a units	N/A	($2.45)	($6.24)	($0.44)
Net asset value per Class 1a units	$107.97	$99.90	$93.60	$92.73
Net asset value per Class 2 units	$145.11	$134.46	$126.09	$125.26
Net asset value per Class 2a units	$115.29	$107.14	$100.84	$100.34
Net asset value per Class 3 units	$145.14	$134.49	$126.12	$125.30
Net asset value per Class 3a units		$107.15	$100.91	$100.47
Equinox Frontier Balanced Fund (4):
Net gain (loss) on investments	($3,972,194)	($8,942,702)	($10,036,310)	16,461,078
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($3,212,419)	($13,129,934)	($9,721,779)	9,911,634
Increase (decrease) in net asset value per Class 1 units	($2.12)	($9.31)	($7.17)	$8.57
Increase (decrease) in net asset value per Class 2 units	($1.65)	($11.01)	($8.34)	$12.29
Increase (decrease) in net asset value per Class 2a units	($0.90)	($8.77)	($6.58)	$10.69
Increase (decrease) in net asset value per Class 3a units	($0.91)	($8.74)	($6.56)	($5.76)
Net asset value per Class 1 units	$114.20	$104.89	$97.72	$106.29
Net asset value per Class 2 units	$147.55	$136.54	$128.20	$140.49
Net asset value per Class 2a units	$123.46	$114.69	$108.11	$118.80
Net asset value per Class 3a units	$123.05	$114.31	$107.75	$118.41
Equinox Frontier Select Fund (5):
Net gain (loss) on investments	$1,322,891	($31,845)	($1,021,631)	1,188,093
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,001,644	($215,120)	($1,275,734)	906,381
Increase (decrease) in net asset value per Class 1 units	$3.20	($0.85)	($4.99)	$3.84
Increase (decrease) in net asset value per Class 2 units	$4.80	($0.31)	($5.65)	$5.75
Net asset value per Class 1 units	$81.86	$81.01	$76.02	$79.86
Net asset value per Class 2 units	$104.35	$104.04	$98.39	$104.14
Equinox Frontier Winton Fund (6):
Net gain (loss) on investments	$2,311,200	($529,952)	($380,598)	3,389,476
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,871,424	($1,007,300)	($862,383)	2,731,729
Increase (decrease) in net asset value per Class 1 units	$5.80	($3.72)	($3.19)	$9.97
Increase (decrease) in net asset value per Class 2 units	$8.22	($3.33)	($2.68)	$13.66
Net asset value per Class 1 units	$136.53	$132.81	$129.62	$139.59
Net asset value per Class 2 units	$166.52	$163.19	$160.51	$174.17
Equinox Frontier Heritage Fund (7):
Net gain (loss) on investments	$1,759,853	($414,134)	($249,447)	1,419,877
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$1,501,008	($605,972)	($427,171)	955,136
Increase (decrease) in net asset value per Class 1 units	$7.08	($3.55)	($2.53)	$6.50
Increase (decrease) in net asset value per Class 2 units	$9.98	($3.61)	($2.32)	$9.49
Net asset value per Class 1 units	$101.63	$98.08	$95.55	$102.05
Net asset value per Class 2 units	$130.65	$127.04	$124.72	$134.21

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Select Series
(6)	Formerly Winton Series
(7)	Formerly Frontier Heritage Series

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2012.

	1st Quarter 2012 (unaudited)	2nd Quarter 2012 (unaudited)	3rd Quarter 2012 (unaudited)	4th Quarter 2012 (unaudited)
Equinox Frontier Diversified Fund (1):
Net gain (loss) on investments	($4,245,182)	$6,100,289	$3,088,069	$(2,864,828)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($5,335,328)	$3,422,181	$610,072	$(4,016,191)
Increase (decrease) in net asset value per Class 1 units	($4.17)	$2.37	$0.22	($3.42)
Increase (decrease) in net asset value per Class 2 units	($3.92)	$2.95	$0.67	($3.18)
Net asset value per Class 1 units	$95.23	$97.60	$97.82	$94.40
Net asset value per Class 2 units	$100.04	$102.99	$103.66	$100.48
Equinox Frontier Masters Fund (2):
Net gain (loss) on investments	$1,005,015	$1,870,660	$2,798,459	$(2,128,412)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$444,846	$629,198	$1,582,386	$(2,037,552)
Increase (decrease) in net asset value per Class 1 unit	$0.70	$1.09	$2.88	($3.81)
Increase (decrease) in net asset value per Class 2 unit	$1.19	$1.63	$3.52	($3.56)
Net asset value per Class 1 unit	$100.95	$102.04	$104.92	$101.11
Net asset value per Class 2 unit	$106.02	$107.65	$111.17	$107.61
Equinox Frontier Long/Short Commodity Fund (3):
Net gain (loss) on investments	($5,732,135)	($938,042)	$985,593	$(5,399,870)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($532,943)	($2,927,896)	$4,804,594	$(7,885,869)
Increase (decrease) in net asset value per Class 1 units	($1.92)	($6.14)	$7.34	$0.00
Increase (decrease) in net asset value per Class 1a units	($1.16)	($5.29)	$8.16	($14.84)
Increase (decrease) in net asset value per Class 2 units	($1.09)	($6.68)	$11.08	($19.63)
Increase (decrease) in net asset value per Class 2a units	($0.66)	($5.03)	$9.10	($15.19)
Increase (decrease) in net asset value per Class 3 units	($1.09)	($6.69)	$11.15	($19.64)
Net asset value per Class 1 units	$134.21	$128.07	$135.41	$135.41
Net asset value per Class 1a units	$120.55	$115.26	$123.42	$108.58
Net asset value per Class 2 units	$160.88	$154.20	$165.28	$145.65
Net asset value per Class 2a units	$126.57	$121.54	$130.64	$115.45
Net asset value per Class 3 units	$160.87	$154.18	$165.33	$145.69
Equinox Frontier Balanced Fund (4):
Net gain (loss) on investments	($10,737,709)	$20,087,572	$12,592,196	(14,559,702)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($10,229,269)	$7,375,812	$893,203	(11,194,609)
Increase (decrease) in net asset value per Class 1 units	($5.38)	$3.53	$0.14	($6.47)
Increase (decrease) in net asset value per Class 1a units	($4.58)	$4.26	$4.45	($8.26)
Increase (decrease) in net asset value per Class 2 units	($5.58)	$5.57	$1.29	($7.10)
Increase (decrease) in net asset value per Class 2a units	($4.51)	$5.15	$1.16	($5.79)
Increase (decrease) in net asset value per Class 3a units	($4.51)	$4.69	$1.18	($5.76)
Net asset value per Class 1 units	$119.12	$122.65	$122.79	$116.32
Net asset value per Class 1a units	$103.87	$108.13	$112.58	$104.32
Net asset value per Class 2 units	$149.44	$155.01	$156.30	$149.20
Net asset value per Class 2a units	$123.84	$128.99	$130.15	$124.36
Net asset value per Class 3a units	$123.85	$128.54	$129.72	$123.96
Equinox Frontier Select Fund (5):
Net gain (loss) on investments	$29,652	($648,067)	$310,424	(1,830,470)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($550,093)	($1,279,509)	($222,471)	(2,272,499)
Increase (decrease) in net asset value per Class 1 units	($1.39)	($3.34)	($0.99)	($6.64)
Increase (decrease) in net asset value per Class 2 units	($0.92)	($3.88)	$0.08	($7.57)
Net asset value per Class 1 units	$89.63	$86.29	$85.30	$78.66
Net asset value per Class 2 units	$110.92	$107.04	$107.12	$99.55
Equinox Frontier Winton Fund (6):
Net gain (loss) on investments	($497,618)	($1,599,658)	$583,943	156,750
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,012,942)	($2,080,295)	$109,410	(277,389)
Increase (decrease) in net asset value per Class 1 units	($3.13)	($6.28)	$0.01	($1.00)
Increase (decrease) in net asset value per Class 2 units	($2.47)	($6.23)	$1.16	$0.02
Net asset value per Class 1 units	$138.00	$131.72	$131.73	$130.73
Net asset value per Class 2 units	$163.35	$157.12	$158.28	$158.30
Equinox Frontier Heritage Fund (7):
Net gain (loss) on investments	$484,523	($1,646,353)	$1,177,718	(697,832)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($25,951)	($2,112,407)	$784,100	(1,016,186)
Increase (decrease) in net asset value per Class 1 units	($0.36)	($8.32)	$2.75	($4.25)
Increase (decrease) in net asset value per Class 2 units	$0.53	($9.45)	$4.35	($4.46)
Net asset value per Class 1 units	$104.37	$96.05	$98.80	$94.55
Net asset value per Class 2 units	$130.23	$120.78	$125.13	$120.67

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Select Series
(6)	Formerly Winton Series
(7)	Formerly Frontier Heritage Series

The following summarized quarterly financial information presents the Trust’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2011.

	1st Quarter 2011 (unaudited)	2nd Quarter 2011 (unaudited)	3rd Quarter 2011 (unaudited)	4th Quarter 2011 (unaudited)
Equinox Frontier Diversified Fund (1):
Net gain (loss) on investments	$7,998,695	($4,314,530)	$1,334,498	$410,123
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$4,892,615	($6,729,532)	($1,280,379)	($1,265,262)
Increase (decrease) in net asset value per Class 1 units	$2.98	($4.93)	($1.16)	($1.07)
Increase (decrease) in net asset value per Class 2 units	$3.54	($4.63)	($0.75)	($0.66)
Net asset value per Class 1 units	$106.56	$101.63	$100.47	$99.40
Net asset value per Class 2 units	$110.00	$105.37	$104.62	$103.96
Equinox Frontier Masters Fund (2):
Net gain (loss) on investments	$1,799,713	($1,921,266)	$3,257,219	($742,619)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$178,234	($2,019,603)	$2,140,082	($1,318,165)
Increase (decrease) in net asset value per Class 1 unit	$0.15	($4.10)	$3.75	($2.51)
Increase (decrease) in net asset value per Class 2 unit	$0.61	($3.79)	$4.37	($2.17)
Net asset value per Class 1 unit	$103.11	$99.01	$102.76	$100.25
Net asset value per Class 2 unit	$106.42	$102.63	$107.00	$104.83
Equinox Frontier Long/Short Commodity Fund (3):
Net gain (loss) on investments	$12,080,344	($1,817,531)	$1,911,273	$5,060,602
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$9,393,470	($3,438,598)	($1,660,506)	$165,271
Increase (decrease) in net asset value per Class 1 units	$15.59	($7.80)	($3.92)	($0.47)
Increase (decrease) in net asset value per Class 1a units	$13.56	($6.76)	($3.09)	$0.04
Increase (decrease) in net asset value per Class 2 units	$19.28	($7.85)	($3.38)	$0.66
Increase (decrease) in net asset value per Class 2a units	$14.51	($6.41)	($2.65)	$0.60
Increase (decrease) in net asset value per Class 3 units	$19.27	($7.85)	($3.38)	$0.66
Net asset value per Class 1 units	$148.32	$140.52	$136.60	$136.13
Net asset value per Class 1a units	$131.52	$124.76	$121.67	$121.71
Net asset value per Class 2 units	$172.54	$164.69	$161.31	$161.97
Net asset value per Class 2a units	$135.69	$129.28	$126.63	$127.23
Net asset value per Class 3 units	$172.53	$164.68	$161.30	$161.97
Equinox Frontier Balanced Fund (4):
Net gain (loss) on investments	$20,887,170	($16,522,087)	$3,644,425	($2,361,240)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$13,296,211	($13,513,467)	($9,337,840)	($2,688,977)
Increase (decrease) in net asset value per Class 1 units	$4.42	($5.91)	($4.43)	($1.53)
Increase (decrease) in net asset value per Class 1a units	$3.63	($5.60)	($4.31)	($1.63)
Increase (decrease) in net asset value per Class 2 units	$6.56	($6.00)	($4.26)	($0.74)
Increase (decrease) in net asset value per Class 2a units	$5.18	($5.49)	($4.04)	($0.96)
Increase (decrease) in net asset value per Class 3a units	$5.19	($5.49)	($4.05)	($0.95)
Net asset value per Class 1 units	$136.37	$130.46	$126.03	$124.50
Net asset value per Class 1a units	$119.99	$114.39	$110.08	$108.45
Net asset value per Class 2 units	$166.02	$160.02	$155.76	$155.02
Net asset value per Class 2a units	$138.84	$133.35	$129.31	$128.35
Net asset value per Class 3a units	$138.85	$133.36	$129.31	$128.36
Equinox Frontier Select Fund (5):
Net gain (loss) on investments	($134,693)	($3,125,440)	($313,891)	($2,827,119)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($1,047,645)	($3,871,983)	($918,255)	($3,430,249)
Increase (decrease) in net asset value per Class 1 units	($1.83)	($7.82)	($2.80)	($6.99)
Increase (decrease) in net asset value per Class 2 units	($1.23)	($8.48)	($1.60)	($8.58)
Net asset value per Class 1 units	$108.63	$100.81	$98.73	$91.02
Net asset value per Class 2 units	$130.50	$122.02	$120.42	$111.84
Equinox Frontier Winton Fund (6):
Net gain (loss) on investments	$1,607,792	($865,295)	$4,877,311	$245,222
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	$692,438	($1,464,715)	$3,756,578	($257,668)
Increase (decrease) in net asset value per Class 1 units	$1.36	($4.27)	$9.94	($0.94)
Increase (decrease) in net asset value per Class 2 units	$2.71	($3.78)	$12.75	$0.15
Net asset value per Class 1 units	$136.40	$132.13	$142.07	$141.13
Net asset value per Class 2 units	$156.70	$152.92	$165.67	$165.82
Equinox Frontier Heritage Fund (7):
Net gain (loss) on investments	$47,962	($845,492)	$639,990	($2,103,043)
Net increase/(decrease) in capital resulting from operations attributable to controlling interests	($447,404)	($1,396,441)	($75,705)	($2,579,229)
Increase (decrease) in net asset value per Class 1 units	($1.16)	($4.82)	($0.54)	($8.58)
Increase (decrease) in net asset value per Class 2 units	($0.34)	($4.80)	$0.39	($9.59)
Net asset value per Class 1 units	$118.67	$113.85	$113.31	$104.73
Net asset value per Class 2 units	$143.70	$138.90	$139.29	$129.70

(1)	Formerly Frontier Diversified Series
(2)	Formerly Frontier Masters Series
(3)	Formerly Frontier Long/Short Commodity Series
(4)	Formerly Balanced Series
(5)	Formerly Frontier Select Series
(6)	Formerly Winton Series
(7)	Formerly Frontier Heritage Series

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Trust is a Delaware statutory trust formed on August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple Series of Units, pursuant to the requirements of the Trust Act. The assets of each Series are held and accounted for in separate and distinct records separately from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including Swaps). The Trust allocates funds to affiliated Trading Companies, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s assets, and make the trading decisions for the assets of each Series vested in such Trading Company. In November 2010, the Equinox Frontier Select Fund (formerly Frontier Select Series) invested a portion of its assets in an unaffiliated Trading Company, Berkeley Quantitative Colorado Fund LLC which was liquidated on March 16, 2012. The assets of each Trading Company will be segregated from the assets of each other Trading Company. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. treasury securities and investments in unconsolidated Trading Companies, as well as the carrying value of the custom time deposits. The majority of these investments are exchange traded contracts valued upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

The Trust’s other significant accounting policies are described in detail in Note 2 of the financial statements.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted Accounting Standard Codification ( “ASC”) 820, Fair Value Measurements and Disclosure, and implemented the framework for measuring fair value for assets and liabilities.

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap contracts and other non-cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Statements of Financial Condition, with changes in fair value reported as a component of net gain/(loss) on investments in the Statements of Operations.

Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the assets or liabilities. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the financial asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the financial asset or liability based on the best information available in the circumstances.

In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. A full disclosure of the fair value hierarchy is presented in Note 3 of the financial statements—Fair Value Measurements.

Liquidity and Capital Resources

The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it makes no capital expenditures and has no capital assets that are not operating capital or assets.

The Managing Owner is responsible for the payment of all of the ordinary expenses associated with the organization of the Trust and the offering of each Series of Units, except for the initial and ongoing service fee, if any, and no Series will be required to reimburse these expenses. As a result, 100% of each Series’ offering proceeds are initially available for that Series’ trading activities.

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2013, cash deposited at the clearing brokers was $23,466,052 for the Equinox Frontier Balanced Fund (formerly Balanced Series) and $7,836,808 for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series). The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 0.00% to 0.25%, this amount is estimated to be 0.00%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1 and Class 2 only), Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series). For the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1a and Class 2a only), and the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), 20% of the total interest allocated to each Series is paid to the Managing Owner.

Approximately 10% to 30% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 2% to 6% of the Trust’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining approximately 64% to 88% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2013, total cash and cash equivalents held at banking institutions were $39,883,314 for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), $17,682,708 the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), $24,567,451 for the Equinox Frontier Masters Fund (formerly Frontier Masters Series), $71,840,965 for the Equinox Frontier Balanced Fund (formerly Balanced Series), $10,799,016 for the Equinox Frontier Select Fund (formerly Frontier Select Series), $28,926,436 for the Equinox Frontier Winton Fund (formerly Frontier Winton Series), and $9,251,381for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series).

As a commodity pool, the Registrant has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Registrant has not been forced to liquidate positions to fund redemptions. During the fiscal year ending December 31, 2013, the Registrant was able to pay all redemptions.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk which is the risk that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

In the case of forward contracts traded on the interbank market and swaps, neither is traded on an exchange. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus, there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote.

Disclosure of Contractual Obligations

The business of the Trust is the speculative trading of commodity interests. The majority of the Trust’s futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term. That is, they are held for less than one year. Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Statement of Financial Condition, a table of contractual obligations has not been presented.

Results of Operations for the Twelve Months Ended December 31, 2013

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2013, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2013. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)

2013

The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)– Class 1 NAV lost 7.73% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)– Class 2 NAV lost 6.10% for the twelve months ended December 31, 2013 net of fees and expenses. For the twelve months ended December

31, 2013 the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) recorded a net loss on investments of $5,520,937, net investment income of $1,544,382, and total expenses of $5,290,909, resulting in a net decrease in Owners’ capital from operations of $9,267,464. The NAV per Unit, Class 1, decreased from $94.40 at December 31, 2012, to $87.10 as of December 31, 2013. The NAV per Unit, Class 2, decreased from $100.48 at December 31, 2012, to $94.35 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the period were $1,513,497 and $26,569,016, respectively. Total Class 2 subscriptions and redemptions for the period were $5,658,402 and $23,057,953, respectively. Ending capital at December 31, 2013, was $28,744,047 for Class 1 and $34,714,991 for Class 2.

The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)

Five of the six sectors traded in the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) were profitable in 4Q 2013. Stock Indices, Agriculturals, Energies, Currencies and Metals were profitable while Interest Rates finished negative for the quarter.

The Stock Indices and metals sectors were positive year-to-date (“YTD”) while Interest Rates, Currencies, Agriculturals and Energies were negative YTD.

In terms of major CTA performance, eleven of the thirteen major CTAs in the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) were profitable in 4Q 2013. QIM, Tiverton, Brevan Howard, Winton, Crabel, Fort (GC), Emil Van Essen, Quest Partners, Doherty, Quantmetrics and Chesapeake finished positive for the quarter. Cantab and Mesirow finished negative for the quarter. In terms of YTD performance Mesirow, Quantmetrics, Tiverton, Winton, Crabel, Fort (GC), Doherty and Chesapeake are positive YTD while Cantab, QIM, Brevan Howard, Emil Van Essen and Quest Partners are negative YTD.

Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)

2013

The Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2 NAV lost 14.00% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 3 NAV lost 14.00% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 1a NAV lost 14.60% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2a NAV lost 13.09% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 3a NAV lost 8.33% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) recorded net loss on investments of $7,300,417, net investment income of $945,988, and total expenses of $3,021,094, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $6,044,396 after operations attributable to non-controlling interests of ($3,331,127). The NAV per Unit, Class 2, decreased from $145.65 at December 31, 2012, to $125.26 as of December 31, 2013. The NAV per Unit, Class 3, decreased from $145.69 at December 31, 2012, to $125.30 as of December 31, 2013. The NAV per Unit, Class 1a, decreased from $108.58 at December 31, 2012, to $92.73 as of December 31, 2013. The NAV per Unit, Class 2a, decreased from $115.65 at December 31, 2012, to $100.34 as of December 31, 2013. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $2,799,533, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $8,155,026, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $732,853 and $8,681,027, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $251,400 and $6,987,180, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $310,702 and $48,178, respectively. Ending capital at December 31, 2013, was $3,371,798 for Class 2, $9,619,596 for Class 3, $8,752,826 for Class 1a, $3,103,405 for Class 2a and $257,471 for Class 3a.

The Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) were profitable in 4Q 2013. Energies and Financials finished positive for the quarter while Base Metals, Meats, Grains, Precious Metals and Softs finished negative for the quarter.

Financials are positive YTD while Energies, Base Metals, Grains, Meats, Precious Metals and Softs are negative YTD.

In terms of major CTA performance, Red Oak, Rosetta, Strategic Ag, Emil Van Essen and JE Moody finished positive for the quarter while Mesirow, Abraham, Commodity Strategies and Krom River were negative for the quarter.

In terms of YTD performance, Red Oak, Abraham and JE Moody are positive YTD while Mesirow, Rosetta, Strategic Ag, Commodity Strategies, Emil Van Essen and Krom River are negative YTD.

Equinox Frontier Masters Fund (formerly Frontier Masters Series)

2013

The Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 1 NAV lost 9.18% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 2 NAV lost 7.57% for the twelve months ended December 31, 2013, net of fees and expenses, the Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 3 NAV gained 4.43%

For the twelve months ended December 31, 2013 the Equinox Frontier Masters Fund (formerly Frontier Masters Series) recorded a net loss on investments of $2,052,522, net investment income of $757,793, and total expenses of $2,956,297, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $4,251,026. The NAV per Unit, Class 1, decreased from $101.11 at December 31, 2012, to $91.83 as of December 31, 2013. The NAV per Unit, Class 2, decreased from $107.61 at December 31, 2012, to $99.46 as of December 31, 2013. The NAV per Unit, Class 3 increased from $88.01 at December 16, 2013 (the inception date) to $91.91 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the period were $2,886,992 and $11,256,921, respectively. Total Class 2 subscriptions and redemptions for the period were $599,084 and $5,932,078, respectively. Total Class 3 subscriptions for the period were $238,575. There were no Class 3 redemptions. Ending capital at December 31, 2013, was $23,115,495 for Class 1, $10,406,162 for Class 2 and $249,127 for Class 3.

The Equinox Frontier Masters Fund (formerly Frontier Masters Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund (formerly Frontier Masters Series)

Four of the six sectors traded in the Equinox Frontier Masters Fund (formerly Frontier Masters Series) were profitable in 4Q 2013. Stock Indices, Agricuturals, Currencies and Metals were positive while Interest Rates and Energies were negative for the quarter.

Metals, Agricultures and Stock Indices were positive for the year.

In terms of major CTA performance, Cantab finished negative for the quarter while Tiverton, Transtrend and Winton were positive during the quarter. In terms of YTD performance, Winton and Transtrend were positive while Tiverton and Cantab were negative YTD.

Equinox Frontier Balanced Fund (formerly Balanced Series)

2013

The Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 1 NAV lost 8.62% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2 NAV lost 5.84% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2a NAV lost 4.47% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 3a NAV lost 4.48% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Balanced Fund (formerly Balanced Series) recorded net loss on investments of $6,490,128, net investment income of $280,359, and total expenses of $7,350,844, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $16,152,498 after operations attributable to non- controlling interests of $2,591,885. The NAV per Unit, Class 1, decreased from $116.32 at December 31, 2012, to $106.29 at December 31, 2013 The NAV per Unit, Class 2, decreased from $149.02 at December 31, 2012, to $140.49 at December 31, 2013. For Class 2a, the NAV per Unit decreased from $124.36 at December 31, 2012, to $118.80 at December 31, 2013. For Class 3a, the NAV per Unit decreased from $123.96 at December 31, 2012, to $118.41 at December 31, 2013. Total Class 1 subscriptions and redemptions for the twelve months were $268,363 and $51,009,054, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $14,888 and $21,286,387, respectively. Total Class 2a redemptions for the twelve month period were $458,658. There were no Class 2a subscriptions. Total Class 3a redemptions for the period were $1,302,545. There were no Class 3 subscriptions. Ending capital at December 31, 2013, was $80,801,534 for Class 1 $26,611,117 for Class 2, $491,579 for Class 2a and $2,322,629 for Class 3a.

The Equinox Frontier Balanced Fund (formerly Balanced Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund (formerly Balanced Series)

Four of the six sectors traded in the Equinox Frontier Balanced Fund (formerly Balanced Series) were profitable in 4Q 2014. Currencies, Stock Indices, Agricultures and Metals were profitable while Interest Rates and Energies finished negative for the quarter.

The Stock Indices and Metals sectors were positive YTD while Interest Rates, Agricultures, Currencies and Energies were negative YTD.

In terms of major CTA performance, QIM, Tiverton, Beach Horizon, Winton, Campbell, Fort (GC), Fort (GD), Quantica, Quantmentrics, Crabel, H20 AM, Emil Van Essen and Doherty finished positive for the quarter. Tiverton, Winton, Campbell, Fort (GC), Quantica, Quantmetrics, Crabel, H20 AM and Doherty were positive YTD. Cantab finished negative for the quarter. QIM, Cantab, Beach Horizon, Emil Van Essen and Fort (GD) were negative YTD.

Equinox Frontier Select Fund (formerly Frontier Select Series)

2013

The Equinox Frontier Select Fund (formerly Frontier Select Series) – Class 1 NAV gained 1.53% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Select Fund (formerly Frontier Select Series) – Class 2 NAV gained 4.61% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Select Fund (formerly Frontier Select Series) recorded net gain on investments of $1,521,198, net investment income of $261,102, and total expenses of $1,365,129, resulting in a net increase in Owners’ capital from operations of $417,171. The NAV per Unit, Class 1, increased from $78.66 at December 31, 2012, to $79.86 as of December 31, 2013. The NAV per Unit, Class 2, increased from $99.55 at December 31, 2012, to $104.14 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2013, were $14,901 and $6,736,727, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2013, were $1,428,138. There were no Class 2 subscriptions. Ending capital at December 31, 2013, was $15,852,947 for Class 1 and $1,758,901 for Class 2.

The Equinox Frontier Select Fund (formerly Frontier Select Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund (formerly Frontier Select Series)

Four of the six sectors traded in the Equinox Frontier Select Fund (formerly Frontier Select Series) were profitable in 4Q 2013. Metals, Agricultures, Currencies and Stock Indices were positive while Interest Rates, and Energies were negative for the quarter.

Metals, Agricultures, Currencies and Stock Indices were positive YTD while Interest Rates and Energies were negative YTD.

In terms of major CTA performance Brevan Howard, Tiverton and Transtrend finished positive for the quarter. Tiverton was negative YTD while Brevan Howard and Transtrend finished the year positive.

Equinox Frontier Winton Fund (formerly Winton Series)

2013

The Equinox Frontier Winton Fund (formerly Winton Series) – Class 1 NAV gained 6.78% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Winton Fund (formerly Winton Series) – Class 2 NAV gained 10.03% for the twelve months ended December 31, 2013, net of fees and expenses.

For the twelve months ended December 31, 2013, the Equinox Frontier Winton Fund (formerly Winton Series) recorded net gain on investments of $4,790,126, net investment income of $283,863, and total expenses of $2,340,519, resulting in a net increase in Owners’ capital from operations of $2,733,470. The NAV per Unit, Class 1, increased from $130.73 at December 31, 2012 to $139.59 as of December 31, 2013. The NAV per Unit, Class 2, increased from $158.30 at December 31, 2012, to $174.17 as of December 31, 2013. Total Class 1 subscriptions for the year were $171,785 and redemptions were $6,407,920. Total Class 2 redemptions for the year were $832,032. There were no Class 2 subscriptions. Ending capital at December 31, 2013, was $26,164,147 for Class 1 and $10,460,690 for Class 2.

The Equinox Frontier Winton Fund (formerly Winton Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund (formerly Winton Series)

Four of the six sectors traded in the Equinox Frontier Winton Fund (formerly Winton Series) were profitable in 4Q 2013. Metals, Currencies, Agricultures and Stock Indices were positive while Energies and Interest Rates were negative for the quarter.

Metals, Currencies, Agriculturals and Stock Indices were positive YTD while Energies and Interest Rates were negative YTD.

Equinox Frontier Heritage Fund (formerly Frontier Heritage Series)

2013

The Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) – Class 1 NAV gained 7.93% for the twelve months ended December 31, 2013, net of fees and expenses; the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) – Class 2 NAV gained 11.22% for the twelve months ended December 31, 2013, net of fees and expenses. For the twelve months ended December 31, 2013, the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) recorded net gain on investments of $2,516,149, net investment income of $109,122, and total expenses of $938,253, resulting in a net increase in Owners’ capital from operations of $1,423,001, after non-controlling interest of $264,017. The NAV per Unit, Class 1, increased from $94.55 at December 31, 2012, to $102.05 as of December 31, 2013. The NAV per Unit, Class 2, increased from $120.67 at December 31, 2012, to $134.21 as of December 31, 2013. Total Class 1 subscriptions and redemptions for the twelve months were $40,552 and $6,463,086, respectively. Total Class 2 redemptions for the twelve months were $1,575,538. There were no subscriptions for Class 2. Ending capital at December 31, 2013, was $11,328,406 for Class 1 and $2,850,062 for Class 2.

The Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series)

Four of the six sectors traded in the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) were profitable in 4Q 2013. Currencies, Agriculturals, Metals and Stock Indices were positive while Interest Rates and Energies were negative for the quarter.

Currencies, Metals, Agriculturals and Stock Indices were positive YTD while Interest Rates and Energies were negative YTD.

In terms of major CTA performance, Brevan Howard and Winton finished up for both the quarter and the year.

Results of Operations for the Twelve Months Ended December 31, 2012

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2012, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2012. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)

2012

The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) – Class 1 NAV lost 5.00% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)– Class 2 NAV lost 3.35% for the twelve months ended December 31, 2012 net of fees and expenses. For the twelve months ended December 31, 2012 the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) recorded a net gain on investments of $2,078,348, net investment income of $2,199,327, and total expenses of $9,596,941, resulting in a net decrease in Owners’ capital from operations of $5,319,266. The NAV per Unit, Class 1, decreased from $99.40 at December 31, 2011, to $94.40 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $103.96 at December 31, 2011, to $100.48 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the period were $6,210,689 and $16,218,845, respectively. Total Class 2 subscriptions and redemptions for the period were $10,594,121 and $14,058,731, respectively. Ending capital at December 31, 2012, was $58,999,936 for Class 1 and $56,181,636 for Class 2.

The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)

Three of the six sectors traded in the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) were profitable in 4Q 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative for the year.

In terms of major CTA performance, two of the seven major CTAs in the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) were profitable in 4Q 2012 and the year. Quantmetrics and Cantab were profitable while Graham, Winton, Tiverton, Beach Horizon and QIM finished negative for the quarter and the year.

Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)

2012

The Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 1 NAV lost 0.53% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2 NAV lost 10.08% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 3 NAV lost 10.05% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 1a NAV lost 10.79% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2a NAV lost 9.26% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) recorded net loss on investments of $11,084,454, net investment income of $1,385,312, and total expenses of $6,010,679, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $6,542,114 after operations attributable to non-controlling interests of ($9,167,707). The NAV per Unit, Class 1, decreased from $136.13 at December 31, 2011, to $135.41 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $161.97 at December 31, 2011, to $145.65 as of December 31, 2012. The NAV per Unit, Class 3, decreased from $161.96 at December 31, 2011, to $145.69 as of December 31, 2012. The NAV per Unit, Class 1a, decreased from $121.71 at December 31, 2011, to $108.58 as of December 31, 2012. The NAV per Unit, Class 2a, decreased from $127.23 at December 31, 2011, to $115.65 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $118,649 and $4,212,685, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $107,678 and $1,543,319, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $4,317,110 and $10,067,907, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $5,065,346 and $2,711,726, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $4,806,872 and $3,773,149, respectively. Ending capital at December 31, 2012, was $0 for Class 1, $6,898,785 for Class 2, $19,761,047 for Class 3, $18,983,538 for Class 1a and $10,882,111 for Class 2a.

The Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)

None of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) were profitable in 4Q 2012.

Two of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) were profitable in 2012. The Grains and Softs sectors were profitable while the Base Metals, Energies, Meats, Precious Metals and Financial sectors finished negative for the year.
In terms of major CTA performance, one of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) was profitable in 4Q 2012. Strategic Ag finished positive while Global Advisors, Red Oak, Rosetta, Beach Horizon and Mesirow were negative for the quarter.

Two of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) were profitable in 2012. Red Oak and Rosetta were profitable while Beach Horizon, Global Advisors, Mesirow and Strategic Ag finished negative for the year.

Equinox Frontier Masters Fund (formerly Frontier Masters Series)

2012

The Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 1 NAV gained 0.86% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 2 NAV gained 2.65% for the twelve months ended December 31, 2012, net of fees and expenses.

For the period ended December 31, 2012 the Equinox Frontier Masters Fund (formerly Frontier Masters Series) recorded a net gain on investments of $3,545,722, net investment income of $1,038,493, and total expenses of $4,016,767, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $618,878 after operations attributable to non-controlling interests of ($51,430). The NAV per Unit, Class 1, increased from $100.25 at December 31, 2011, to $101.11 as of December 31, 2012. The NAV per Unit, Class 2, increased from $104.83 at December 31, 2011, to $107.61 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the period were $8,000,654 and $7,608,340, respectively. Total Class 2 subscriptions and redemptions for the period were $2,540,289 and $4,890,320, respectively. Ending capital at December 31, 2012, was $34,603,499 for Class 1 and $16,882,659 for Class 2.

The Equinox Frontier Masters Fund (formerly Frontier Masters Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund (formerly Frontier Masters Series)

Two of the six sectors traded in the Equinox Frontier Masters Fund (formerly Frontier Masters Series) were profitable in 4Q 2012. Currencies and Stock Indices were positive while Agriculturals, Interest Rates, Energies and Metals were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Masters Fund (formerly Frontier Masters Series) were profitable in 2012. Interest Rates and Stock Indices were profitable while Energies, Currencies, Metals and Agriculturals finished negative for the year.

In terms of major CTA performance, none of the four major CTAs in the Equinox Frontier Masters Fund (formerly Frontier Masters Series) were profitable during the quarter. Cantab, Transtrend, Winton and Tiverton finished negative for the quarter.

Two of the four major CTAs in the Equinox Frontier Masters Fund (formerly Frontier Masters Series) were profitable in 2012. Cantab and Transtrend were profitable while Tiverton and Winton finished negative for the year.

Equinox Frontier Balanced Fund (formerly Balanced Series)

2012

The Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 1 NAV lost 6.57% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 1a NAV lost 3.81% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2 NAV lost 3.75% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2a NAV lost 3.11% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 3a NAV lost 3.43% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Balanced Fund (formerly Balanced Series) recorded net gain on investments of $7,382,357, net investment income of $276,272, and total expenses of $16,386,180, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $13,154,863 after operations attributable to non- controlling interests of $4,427,312. The NAV per Unit, Class 1, decreased from $124.50 at December 31, 2011, to $116.32 at December 31, 2012. For Class 1a, the NAV per Unit decreased from $108.45 at December 31, 2011, to $104.32 at December 31, 2012. The NAV per Unit, Class 2, decreased from $155.02 at December 31, 2011, to $149.02 at December 31, 2012. For Class 2a, the NAV per Unit decreased from $128.35 at December 31, 2011, to $124.36 at December 31, 2012. For Class 3a, the NAV per Unit decreased from $128.36 at December 31, 2011, to $123.96 at December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $3,015,637 and $32,045,338, respectively. Total Class 1a subscriptions and redemptions for the twelve month period were $482 and $2,524,092, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $1,119,177 and $10,926,553, respectively. Total Class 2a redemptions for the twelve month period were $1,734,065. There were no Class 2a subscriptions. Total Class 3a subscriptions and redemptions for the period were $2,324,206 and $1,353,917, respectively. Ending capital at December 31, 2012, was $143,906,872 for Class 1, $0 for Class 1a, $51,459,568 for Class 2, $1,009,520 for Class 2a and $3,776,790 for Class 3a.

The Equinox Frontier Balanced Fund (formerly Balanced Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Frontier Equinox Frontier Balanced Fund (formerly Balanced Series)

Three of the six sectors traded in the Equinox Frontier Balanced Fund (formerly Balanced Series) were profitable in 4Q 2012. Currencies, Stock Indices and Interest Rates were profitable while Metals, Agriculturals and Energies finished negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Balanced Fund (formerly Balanced Series) were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative in 2012.

In terms of major CTA performance, none of the five major CTAs in the Equinox Frontier Balanced Fund (formerly Balanced Series) were profitable in 4Q 2012. Winton, Cantab, QIM, Tiverton and Beach Horizon finished negative for the quarter.

Two of the five major CTAs in the Equinox Frontier Balanced Fund (formerly Balanced Series) were profitable in 2012. QIM and Cantab were profitable while Tiverton, Beach Horizon and Winton finished negative in 2012.

Equinox Frontier Select Fund (formerly Frontier Select Series)

2012

The Equinox Frontier Select Fund (formerly Frontier Select Series) – Class 1 NAV lost 13.58% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Select Fund (formerly Frontier Select Series) – Class 2 NAV lost 10.99% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Select Fund (formerly Frontier Select Series) recorded net loss on investments of $2,138,461, net investment income of $263,049, and total expenses of $2,449,160, resulting in a net decrease in Owners’ capital from operations of $4,324,572. The NAV per Unit, Class 1, decreased from $91.02 at December 31, 2011, to $78.66 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $111.84 at December 31, 2011, to $99.55 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2012, were $555,613 and $9,566,450, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2012, were $933,922. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $22,266,758 for Class 1 and $3,077,883 for Class 2.

The Equinox Frontier Select Fund (formerly Frontier Select Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund (formerly Frontier Select Series)

Two of the six sectors traded in the Equinox Frontier Select Fund (formerly Frontier Select Series) were profitable in 4Q 2012. Currencies, and Stock Indices were positive while Agriculturals, Interest Rates, Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Select Fund (formerly Frontier Select Series) were profitable in 2012. The Interest Rates and Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies were negative in 2012.

In terms of major CTA performance Graham, Transtrend and Tiverton finished negative for both the quarter and the year.

Equinox Frontier Winton Fund (formerly Winton Series)

2012

The Equinox Frontier Winton Fund (formerly Winton Series) – Class 1 NAV lost 7.37% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Winton Fund (formerly Winton Series) – Class 2 NAV lost 4.54% for the twelve months ended December 31, 2012, net of fees and expenses.

For the twelve months ended December 31, 2012, the Equinox Frontier Winton Fund (formerly Winton Series) recorded net loss on investments of $1,356,583, net investment income of $531,125, and total expenses of $2,435,758, resulting in a net decrease in Owners’ capital from operations of $3,261,216. The NAV per Unit, Class 1, decreased from $141.13 at December 31, 2011, to $130.73 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $165.82 at December 31, 2011, to $158.30 as of December 31, 2012. Total Class 1 subscriptions for the year were $565,351 and redemptions were $5,529,808. Total Class 2 redemptions for the year were $862,917. There were no Class 2 subscriptions. Ending capital at December 31, 2012, was $30,645,208 for Class 1 and $10,314,326 for Class 2.

The Equinox Frontier Winton Fund (formerly Winton Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund (formerly Winton Series)

Three of the six sectors traded in the Equinox Frontier Winton Fund (formerly Winton Series) were profitable in 4Q 2012. Currencies, Stock Indices and Interest Rates were positive while Metals, Agriculturals and Energies were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Winton Fund (formerly Winton Series) were profitable in 2012. The Stock Indices and Interest Rates sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative for the year.

Equinox Frontier Heritage Fund (formerly Frontier Heritage Series)

2012

The Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) – Class 1 NAV lost 9.72% for the twelve months ended December 31, 2012, net of fees and expenses; the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) – Class 2 NAV lost 6.96% for the twelve months ended December 31, 2012, net of fees and expenses. For the twelve months ended December 31, 2012, the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) recorded net loss on investments of $681,944, net investment income of $134,302, and total expenses of $1,822,802, resulting in a net decrease in Owners’ capital from operations of $2,370,444. The NAV per Unit, Class 1, decreased from $104.73 at December 31, 2011, to $94.55 as of December 31, 2012. The NAV per Unit, Class 2, decreased from $129.70 at December 31, 2011, to $120.67 as of December 31, 2012. Total Class 1 subscriptions and redemptions for the twelve months were $444,193 and $6,503,244, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $12,593 and $1,603,246, respectively. Ending capital at December 31, 2012, was $16,680,498 for Class 1 and $4,073,041 for Class 2.

The Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series)

Two of the six sectors traded in the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) were profitable in 4Q 2012. Currencies and Stock Indices were positive while Interest Rates, Agriculturals, Metals and Energies were negative for the quarter.

Two of the six sectors traded in the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) were profitable in 2012. The Interest Rates and the Stock Indices sectors were profitable while Currencies, Metals, Agriculturals and Energies finished negative in 2012.

In terms of major CTA performance, both Graham and Winton finished negative for the quarter and the year.

Results of Operations for the Twelve Months Ended December 31, 2011

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2011, and related information, are discussed below. The activities of the Trust on a consolidated basis are explained through the activity of the underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2011. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)

2011

The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)– Class 1 NAV lost 4.0% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)– Class 2 NAV lost 2.3% for the twelve months ended December 31, 2011 net of fees and expenses. For the twelve months ended December 31, 2011 the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) recorded a net gain on investments of $5,428,786, net investment income of $2,399,088, and total expenses of $12,210,432, resulting in a net decrease in Owners’ capital from operations of $4,382,558. The NAV per Unit, Class 1, decreased from $103.58 at December 31, 2010, to $99.40 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $106.46 at December 31, 2010, to $103.96 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the period were $26,631,502 and $41,207,525, respectively. Total Class 2 subscriptions and redemptions for the period were $17,859,192 and $24,442,979, respectively. Ending capital at December 31, 2011, was $72,424,906 for Class 1 and $61,548,698 for Class 2.

The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)

Two of the six sectors traded in the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) were profitable in 2011. Energies and Interest Rates were profitable while Metals, Currencies, Agriculturals and Stock Indices finished negative for the year.

In terms of major CTA performance, four of the seven major CTAs in the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series)were profitable in 2011. QIM, Cantab, Quantmetrics and Winton were profitable while Graham, Tiverton and Transtrend finished negative for the year.

Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)

2011

The Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 1 NAV gained 2.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2 NAV gained 5.7% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 3 NAV gained 5.7% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 1 a NAV gained 3.2% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2a NAV gained 5.0% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) recorded net gain on investments of $17,234,688, net investment income of $1,371,889, and total expenses of $8,087,479, resulting in a net increase in Owners’ capital from operations attributable to controlling interests of $4,459,637 after operations attributable to non-controlling interests of ($6,059,461). The NAV per Unit, Class 1, increased from $132.73 at December 31, 2010, to $136.13 as of December 31, 2011. The NAV per Unit, Class 2, increased from $153.26 at December 31, 2010, to $161.97 as of December 31, 2011. The NAV per Unit, Class 3, increased from $153.26 at December 31, 2010, to $161.96 as of December 31, 2011. The NAV per Unit, Class 1a, increased from $117.96 at December 31, 2010, to $121.71 as of December 31, 2011. The NAV per Unit, Class 2a, increased from $121.18 at December 31, 2010, to $127.23 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months were $75,898 and $29,615,581, respectively. Total Class 2 redemptions for the twelve months were $7,732,419. There were no Class 2 subscriptions. Total Class 3 subscriptions and redemptions for the twelve months were $19,475,762 and $13,879,097, respectively. Total Class 1a subscriptions and redemptions for the twelve months were $14,327,910 and $617,869, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $7,830,730 and $547,685, respectively. Ending capital at December 31, 2011, was $4,159,047 for Class 1, $9,188,762 for Class 2, $27,810,058 for Class 3, $18,891,395 for Class 1a and $10,911,464 for Class 2a.

The Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)

Four of the seven sectors traded in the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) were profitable in 2011. Precious Metals, Energies, Financials and Softs were positive while Base Metals, Grains and Meats were down for the year.

In terms of major CTA performance, two of the six major CTAs in the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) were profitable in 2011. Rosetta and Strategic Ag were positive while Beach Horizon, Global Advisors, Red Oak and Mesirow were negative for the year.

Equinox Frontier Masters Fund (formerly Frontier Masters Series)

2011

The Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 1 NAV lost 2.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 2 NAV lost 0.9% for the twelve months ended December 31, 2011, net of fees and expenses.

For the period ended December 31, 2011 the Equinox Frontier Masters Fund (formerly Frontier Masters Series) recorded a net gain on investments of $2,393,047, net investment income of $1,026,007, and total expenses of $4,466,240, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $1,019,452 after operations attributable to non-controlling interests of $27,734. The NAV per Unit, Class 1, decreased from $102.96 at December 31, 2010, to $100.25 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $105.81 at December 31, 2010, to $104.83 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the period were $8,975,267 and $15,268,645, respectively. Total Class 2 subscriptions and redemptions for the period were $3,222,236 and $9,360,139, respectively. Ending capital at December 31, 2011, was $34,090,136 for Class 1 and $18,734,861 for Class 2.

The Equinox Frontier Masters Fund (formerly Frontier Masters Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Masters Fund (formerly Frontier Masters Series)

One of the six sectors traded in the Equinox Frontier Masters Fund (formerly Frontier Masters Series) was profitable in 2011. Interest Rates was positive while Metals, Currencies, Energies, Agriculturals and Stock Indices were negative for the year.

In terms of major CTA performance, two of the four major CTAs in the Equinox Frontier Masters Fund (formerly Frontier Masters Series) were profitable during the year. Cantab and Winton were positive while Transtrend and Tiverton finished negative for the year.

Equinox Frontier Balanced Fund (formerly Balanced Series)

2011

The Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 1 NAV lost 5.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 1a NAV lost 6.8% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2 NAV lost 2.8% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2a NAV lost 4.0% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 3a NAV lost 4.0% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Equinox Frontier Balanced Fund (formerly Balanced Series) recorded net gain on investments of $5,648,268, net investment income of $534,877, and total expenses of $24,591,620, resulting in a net decrease in Owners’ capital from operations attributable to controlling interests of $12,244,073 after operations attributable to non- controlling interests of $6,164,402. The NAV per Unit, Class 1, decreased from $131.95 at December 31, 2010, to $124.50 at December 31, 2011. For Class 1a, the NAV per Unit decreased from $116.36 at December 31, 2010, to $108.45 at December 31, 2011. The NAV per Unit, Class 2, decreased from $159.46 at December 31, 2010, to $155.02 at December 31, 2011. For Class 2a, the NAV per Unit decreased from $133.66 at December 31, 2010, to $128.35 at December 31, 2011. For Class 3a, the NAV per Unit decreased from $133.66 at

December 31, 2010, to $128.36 at December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months were $680,177 and $94,481,950, respectively. Total Class 1a subscriptions and redemptions for the twelve month period were $5,618 and $2,387,579, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $1,266,575 and $13,042,325, respectively. Total Class 2a redemptions for the twelve month period were $652,135. There were no Class 2a subscriptions. Total Class 3a subscriptions and redemptions for the period were $810,623 and $1,420,305, respectively. Ending capital at December 31, 2011, was $183,785,318 for Class 1, $2,536,559 for Class 1a, $63,372,567 for Class 2, $2,784,830 for Class 2a and $2,952,802 for Class 3a.

The Equinox Frontier Balanced Fund (formerly Balanced Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Balanced Fund (formerly Balanced Series)

Two of the six sectors traded in the Equinox Frontier Balanced Fund (formerly Balanced Series) were profitable in 2011. Energies and Interest Rates were profitable while Metals, Currencies, Agriculturals and Stock Indices finished negative for the year.

In terms of major CTA performance, three of the five major CTAs in the Equinox Frontier Balanced Fund (formerly Balanced Series) were profitable in 2011. QIM, Cantab and Winton were profitable while Tiverton and Transtrend finished negative for the year.

Equinox Frontier Select Fund (formerly Frontier Select Series)

2011

The Equinox Frontier Select Fund (formerly Frontier Select Series) – Class 1 NAV lost 17.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Select Fund (formerly Frontier Select Series) – Class 2 NAV lost 15.1% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Equinox Frontier Select Fund (formerly Frontier Select Series) recorded net loss on investments of $6,401,143, net investment income of $106,784, and total expenses of $2,973,773, resulting in a net decrease in Owners’ capital from operations of $9,268,132. The NAV per Unit, Class 1, decreased from $110.46 at December 31, 2010, to $91.02 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $131.73 at December 31, 2010, to $111.84 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2011, were $73,374 and $18,343,967, respectively. Total Class 2 redemptions for the twelve months ended December 31, 2011, were $3,076,631. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $35,180,631 for Class 1 and $4,433,341 for Class 2.

The Equinox Frontier Select Fund (formerly Frontier Select Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Select Fund (formerly Frontier Select Series)

Two of the six sectors traded in the Equinox Frontier Select Fund (formerly Frontier Select Series) were profitable in 2011. Metals and Interest Rates were positive while Energies, Currencies, Agriculturals and Stock Indices were negative for the year.

In terms of major CTA performance, Tiverton, Berkeley and Graham finished negative for the year.

Equinox Frontier Winton Fund (formerly Winton Series)

2011

The Equinox Frontier Winton Fund (formerly Winton Series) – Class 1 NAV gained 4.5% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Winton Fund (formerly Winton Series) – Class 2 NAV gained 7.7% for the twelve months ended December 31, 2011, net of fees and expenses.

For the twelve months ended December 31, 2011, the Equinox Frontier Winton Fund (formerly Winton Series) recorded net gain on investments of $5,865,030, net investment income of $457,889, and total expenses of $3,596,286, resulting in a net increase in Owners’ capital from operations of $2,726,633. The NAV per Unit, Class 1, increased from $135.04 at December 31, 2010, to $141.13 as of December 31, 2011. The NAV per Unit, Class 2, increased from $153.99 at December 31, 2010, to $165.82 as of December 31, 2011. Total Class 1 subscriptions for the year were $256,132 and redemptions were $13,146,425. Total Class 2 redemptions for the year were $507,653. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $38,345,799 for Class 1 and $11,702,325 for Class 2.

The Equinox Frontier Winton Fund (formerly Winton Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Winton Fund (formerly Winton Series)

Two of the six sectors traded in the Equinox Frontier Winton Fund (formerly Winton Series) were profitable in 2011. Metals and Interest Rates were positive while Currencies, Energies, Agriculturals and Stock Indices were negative for the year.

Equinox Frontier Heritage Fund (formerly Frontier Heritage Series)

2011

The Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) – Class 1 NAV lost 12.6% for the twelve months ended December 31, 2011, net of fees and expenses; the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) – Class 2 NAV lost 10.0% for the twelve months ended December 31, 2011, net of fees and expenses. For the twelve months ended December 31, 2011, the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) recorded net loss on investments of $2,260,583, net investment income of $217,875, and total expenses of $2,926,790, resulting in a net decrease in Owners’ capital from operations of $4,498,779, after non-controlling interest of $470,719. The NAV per Unit, Class 1, decreased from $119.83 at December 31, 2010, to $104.73 as of December 31, 2011. The NAV per Unit, Class 2, decreased from $144.04 at December 31, 2010, to $129.70 as of December 31, 2011. Total Class 1 subscriptions and redemptions for the twelve months were $111,245 and $17,353,576, respectively. Total Class 2 redemptions for the twelve months were $4,995,641. There were no Class 2 subscriptions. Ending capital at December 31, 2011, was $24,783,519 for Class 1 and $5,990,168 for Class 2.

The Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, and Commodities sectors.

Sector Attribution for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series)

Two of the six sectors traded in the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) were profitable in 2011. Metals and Interest Rates were positive while Stock Indices, Energies, Agriculturals and Currencies were negative for the year.

In terms of major CTA performance, Winton was positive while Graham was negative for the year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust is a speculative commodity pool. The market sensitive instruments which are held by the Trading Companies in which the Series are invested are acquired for speculative trading purposes, and all or a substantial amount of the Series’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Series’ main line of business.

Market movements result in frequent changes in the fair market value of each Trading Company’s open positions and, consequently, in each Series of the Trust’s earnings and cash flow. The Trading Companies’ and consequently the Series’ market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the open positions and the liquidity of the markets in which trades are made.

Each Trading Company rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance for any Series is not necessarily indicative of the future results of such Series.

Additional risk of trading loss from investment in an unaffiliated Trading Company may result from the Managing Owner’s inability to directly control or stop trading in the event of exercise of certain withdrawal provisions in the investment agreement.

The Trading Companies’ and consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and consequently the Trust. There can be no assurance that the Trading Companies’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

Quantitative Market Risk

Trading Risk

The Series’ approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of value at risk. Due to the Series’ mark-to-market accounting, any loss in the fair value of the Series’ (through the Trading Companies) open positions is directly reflected in the Series’ earnings, realized or unrealized.

Exchange maintenance margin requirements have been used by the Trust as the measure of its value at risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% to 99% of any one-day interval. The maintenance margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component that is not relevant to value at risk.

In the case of market sensitive instruments that are not exchange-traded, including currencies and some energy products and metals, the margin requirements for the equivalent futures positions have been used as value at risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In the case of contracts denominated in foreign currencies, the value at risk figures include foreign currency margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Series, which is valued in U.S. Dollars, in expressing value at risk in a functional currency other than U.S. Dollars.

In quantifying each Series’ value at risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate value at risk. The diversification effects resulting from the fact that the Series’ positions held through the Trading Companies are rarely, if ever, 100% positively correlated have not been reflected.

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2013 and 2012. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund (1)

MARKET SECTOR	December 31, 2013		December 31, 2012
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,684,511	4.23%	$10,668,213	9.30%
Currencies	2,625,909	4.14%	6,944,890	6.00%
Stock Indices	4,211,080	6.64%	6,884,232	6.00%
Metals	178,413	0.28%	529,904	0.50%
Agriculturals/Softs	1,217,457	1.92%	2,106,237	1.80%
Energy	1,062,838	1.67%	826,602	0.70%

Total:	$11,980,208	18.88%	$27,960,078	24.30%

Equinox Frontier Long/Short Commodity Fund (2)

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,575,510	9.10%	$1,456,457	2.60%
Currencies	1,705,311	6.02%	649,353	1.10%
Stock Indices	822,430	2.90%	915,438	1.60%
Metals	193,564	0.68%	430,652	0.80%
Agriculturals/Softs	1,643,667	5.80%	2,128,861	3.80%
Energy	1,717,759	6.06%	1,768,300	3.10%

Total:	$8,658,241	30.56%	$7,349,062	13.00%

Equinox Frontier Masters Fund (3)

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$573,362	1.70%	$2,289,229	4.40%
Currencies	963,844	2.85%	2,293,953	4.50%
Stock Indices	1,111,165	3.30%	1,147,721	2.20%
Metals	81,177	0.24%	74,930	0.10%
Agriculturals/Softs	386,098	1.14%	182,665	0.40%
Energy	132,211	0.39%	83,701	0.20%

Total:	$3,247,857	9.62%	$6,072,199	11.80%

Equinox Frontier Balanced Fund (4):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,727,565	3.06%	$21,555,846	10.80%
Currencies	5,007,811	4.11%	15,370,708	7.70%
Stock Indices	5,699,614	4.68%	13,812,873	6.90%
Metals	219,954	0.18%	1,031,714	0.50%
Agriculturals/Softs	1,327,718	1.09%	4,076,766	2.00%
Energy	843,206	0.69%	1,493,380	0.70%

Total:	$16,825,868	13.81%	$57,341,288	28.60%

Equinox Frontier Select Fund (5):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$123,314	0.70%	$1,108,185	4.40%
Currencies	323,054	1.83%	1,324,364	5.20%
Stock Indices	484,794	2.76%	864,109	3.40%
Metals	29,599	0.17%	71,543	0.30%
Agriculturals/Softs	142,065	0.81%	206,823	0.80%
Energy	60,734	0.34%	116,831	0.50%

Total:	$1,163,560	6.61%	$3,691,855	14.60%

Equinox Frontier Winton Fund (6):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$877,871	2.40%	$1,355,328	3.30%
Currencies	1,560,714	4.26%	2,941,414	7.20%
Stock Indices	1,135,804	3.10%	992,759	2.40%
Metals	76,415	0.21%	70,872	0.20%
Agriculturals/Softs	405,696	1.11%	241,874	0.60%
Energy	81,046	0.22%	85,535	0.20%

Total:	$4,137,546	11.30%	$5,687,781	13.90%

Equinox Frontier Heritage Fund (7):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$196,699	1.19%	$1,660,955	8.00%
Currencies	349,699	2.11%	2,207,110	10.60%
Stock Indices	254,492	1.53%	1,031,543	5.00%
Metals	17,122	0.10%	104,133	0.50%
Agriculturals/Softs	90,901	0.55%	311,136	1.50%
Energy	18,159	0.11%	161,051	0.80%

Total:	$927,072	5.59%	$5,475,927	26.40%

(1)	Formerly Frontier Diversified Series.
(2)	Formerly Frontier Long/Short Commodity Series.
(3)	Formerly Frontier Masters Series.
(4)	Formerly Balanced Series.
(5)	Formerly Frontier Select Series.
(6)	Formerly Winton Series.
(7)	Formerly Frontier Heritage Series.

As of December 31, 2013, a portion of the assets of each of the Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) was invested in Swap Contracts with notional values as detailed in the notes to the financial statements. As of December 31, 2012, a portion of the assets of the Equinox Frontier Balanced Fund (formerly Balanced Series) was invested in a Swap Contract with notional values as detailed in the notes to the financial statements. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2013 and 2012, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

Equinox Frontier Diversified Fund (1)

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$2,160,496	3.40%	$8,209,681	7.10%
Currencies	1,555,845	2.45%	1,518,394	1.30%
Stock Indices	3,587,840	5.66%	4,244,630	3.70%
Metals	37,662	0.06%	296,537	0.30%
Agriculturals/Softs	39,825	0.06%	264,970	0.20%
Energy	480,338	0.76%	319,771	0.30%

Total:	$7,862,006	12.39%	$14,853,983	12.90%

Equinox Frontier Long/Short Commodity Fund (2)

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$1,425,477	5.03%	$1,050,124	1.90%
Currencies	—	0.00%	—	0.00%
Stock Indices	579,601	2.05%	531,515	0.90%
Metals	11,203	0.04%	173,414	0.30%
Agriculturals/Softs	—	0.00%	68,763	0.10%
Energy	468,564	1.65%	763,924	1.40%

Total:	$2,484,845	8.77%	$2,587,739	4.60%

Equinox Frontier Masters Fund (3)

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$421,214	1.25%	$1,865,475	3.60%
Currencies	312,522	0.93%	614,934	1.20%
Stock Indices	919,681	2.72%	905,787	1.80%
Metals	22,935	0.07%	47,873	0.10%
Agriculturals/Softs	19,958	0.06%	17,777	0.00%
Energy	42,061	0.12%	31,398	0.10%

Total:	$1,738,371	5.15%	$3,483,244	6.80%

Equinox Frontier Balanced Fund (4):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$3,003,664	2.47%	$16,615,603	8.30%
Currencies	3,343,522	2.74%	4,260,586	2.10%
Stock Indices	4,791,062	3.93%	8,520,594	4.30%
Metals	53,355	0.04%	582,773	0.30%
Agriculturals/Softs	56,485	0.05%	533,867	0.30%
Energy	354,495	0.29%	575,912	0.30%

Total:	$11,602,583	9.52%	$31,089,335	15.60%

Equinox Frontier Select Fund (5):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$70,732	0.40%	$811,866	3.20%
Currencies	232,321	1.32%	1,053,415	4.20%
Stock Indices	460,281	2.61%	701,876	2.80%
Metals	8,009	0.05%	48,203	0.20%
Agriculturals/Softs	9,392	0.05%	3,357	0.00%
Energy	17,903	0.10%	31,081	0.10%

Total:	$798,638	4.53%	$2,649,797	10.50%

Equinox Frontier Winton Series (6):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$760,933	2.08%	$1,024,187	2.50%
Currencies	—	0.00%	1,495,879	3.70%
Stock Indices	811,929	2.21%	712,939	1.70%
Metals	17,367	0.05%	29,326	0.10%
Agriculturals/Softs	17,254	0.05%	23,118	0.10%
Energy	8,105	0.02%	7,332	0.00%

Total:	$1,615,588	4.41%	$3,292,781	8.10%

Equinox Frontier Heritage Series Fund (7):

	December 31, 2013		December 31, 2012
MARKET SECTOR	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
Interest Rates	$170,497	1.03%	$1,219,387	5.90%
Currencies	—	0.00%	1,491,356	7.20%
Stock Indices	181,923	1.10%	762,887	3.70%
Metals	3,891	0.02%	65,130	0.30%
Agriculturals/Softs	3,866	0.02%	10,290	0.00%
Energy	1,816	0.01%	38,080	0.20%

Total:	$361,993	2.18%	$3,587,130	17.30%

(1)	Formerly Frontier Diversified Series.
(2)	Formerly Frontier Long/Short Commodity Series.
(3)	Formerly Frontier Masters Series.
(4)	Formerly Balanced Series.
(5)	Formerly Frontier Select Series.
(6)	Formerly Winton Series.
(7)	Formerly Frontier Heritage Series.

As of December 31, 2013, a portion of the assets of each of the Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) was invested in Swap Contracts with notional values as detailed in the notes to the financial statements. As of December 31, 2012, a portion of the assets of the Equinox Frontier Balanced Fund (formerly Balanced Series) was invested in a Swap Contract with notional values as detailed in the notes to the financial statements. Margin information is not available for these contracts therefore no value at risk calculations were included in the table for these investments.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held on behalf of the Series is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of the Series. The magnitude of each Series’ open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions, although unusual, but historically recurring from time to time, could cause a Series to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of the Series, gives no indication of this risk of severe losses.

Non-Trading Risk

The Series have non-trading market risk on their foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. The Series also have non-trading market risk as a result of investing a portion of their available assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress of the U.S. or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds, certificates of deposit (under nine months) and time deposits. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2013, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and accordingly of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies will be in medium- to long-term instruments. Consequently, even a material change in short-term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1 and Class 2 only), Equinox Frontier Winton Fund (formerly Frontier Winton Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series). For the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series) and Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. In addition, if interest rates fall below 0.75%, the Managing Owner is paid the difference between the Trust’s annualized interest income that is allocated to each of such Series and 0.75%. Interest income above what is paid to the Managing Owner is retained by the Series.

Currencies

Exchange rate risk is a significant market exposure of each Series of the Trust in general. For each Series of the Trust in general, currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trading Advisors on behalf of a Series trade in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. Dollar. The Managing Owner does not anticipate that the risk profile of the Series’ currency sector will change significantly in the future.

Stock Indices

For each Series, its primary equity exposure is equity price risk in the G-7 countries as well as other smaller jurisdictions. Each Series of the Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals

For each Series, its metals market exposure is fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as gold, are used as surrogate stores of value, in place of hard currency, and thus have currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as silver, platinum, copper and steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

Agriculturals/Softs

Each Series may also invest in raw commodities and may thus have exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions or by political events in countries that comprise significant sources of commodity supply.

Energy

For each Series its primary energy market exposure is in oil, gas and other energy product price movements, often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Other Trading Risks

As a result of leverage, small changes in the price of a Trading Company’s positions may result in substantial losses for a Series. Futures, forwards and options are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract. The Trading Companies may lose more than their initial margin deposits on a trade.

The Trading Companies’ trading is subject to execution risks. Market conditions may make it impossible for the Trading Advisors to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades. The Trading Advisor’s positions are subject to speculative limits. The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

Systematic strategies do not consider fundamental types of data and do not have the benefit of discretionary decision making. The assets of the Series are allocated to Trading Advisors that rely on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their systematic strategy). The widespread use of technical trading systems frequently results in numerous trading advisors attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns. Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision maker may take into account may cause major losses for a systematic strategy. For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

However, because certain of the Trading Advisors’ strategies involve some discretionary aspects in addition to their technical factors, certain of the Trading Advisors may occasionally use discretion in investing the assets of a Trading Company. For example, the Trading Advisors often use discretion in selecting contracts and markets to be followed. In exercising such discretion, such Trading Advisor may take positions opposite to those recommended by the Trading Advisor’s trading system or signals. Discretionary decision making may also result in a Trading Advisor failing to capitalize on certain price trends or making unprofitable trades in a situation where another trader relying solely on a systematic approach might not have done so. Furthermore, such use of discretion may not enable the relevant Series of the Trust to avoid losses, and in fact, such use of discretion may cause such Series to forego profits which it may have otherwise earned had such discretion not been used.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Managing Owner attempts to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. The Managing Owner applies risk management policies to trading which generally are designed to limit the total exposure of assets under management. In addition, the Managing Owner follows diversification guidelines which are often formulated in terms of the balanced volatility between markets and correlated groups.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements meeting the requirements of Regulation S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading “Selected Financial Data” above.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2013 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Principal Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures for the Trust and each Series were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Series required to be included in the Trust’s periodic SEC filings.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting by the Trust.

The Managing Owner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The internal control over financial reporting for the Trust and each Series includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of the management of the Managing Owner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements of the Trust or any Series.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 report entitled Internal Control-Integrated Framework. Management further reviewed the updated 2013 framework as part of its assessment. Based on that assessment, management concluded that, as of December 31, 2013, the internal control over financial reporting for the Trust and each Series is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in internal control over financial reporting for the quarter ended December 31, 2013.

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer of the Managing Owner included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K apply not only to the Trust as a whole but also to each Series individually.

Item 9B.	OTHER INFORMATION.

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Trust has no directors or executive officers and also does not have any employees. The Trust is managed solely by Equinox Fund Management, LLC, a Delaware limited liability company formed in June 2003, in the capacity as managing owner. The Managing Owner became registered with the CFTC as CPO as of August 6, 2003, and has been a member in the National Futures Association (the “NFA”), in such capacity since that date.

Principals of the Managing Owner

The current officers and directors of the Managing Owner are as follows:

Robert J. Enck, age 51, is the President and Chief Executive Officer of the Managing Owner and Chairman and Member of the Executive Committee of the Trust. Mr. Enck has been listed as a principal of the Managing Owner since July 2007. Mr. Enck joined the Managing Owner on March 1, 2007, with more than 20 years of extensive management experience with large, highly regulated health care organizations such as Bristol-Myers Squibb and Quintiles as well as with more entrepreneurial venture capital funded organizations. Most recently, from March 2003 to March 2007, Mr. Enck was the Senior Managing Director of The Hermes Group LLC, an advisory firm that specialized in management advisory services, as well as merger and acquisition-related services. At the Hermes Group, Mr. Enck was a member of the ownership team that acquired Ascendia Brands (formerly Lander Company), a $200 million health and beauty care company. As part of this team, Mr. Enck focused on acquisitions, marketing, outsourcing initiatives and the reverse merger of Lander into a public company. Prior to joining Hermes, from March 2001 to March 2003, Mr. Enck served as a General Manager and Vice President within Quintiles Transnational, a multi-national pharmaceutical services firm with nearly two billion dollars in annual revenues. Mr. Enck joined Quintiles as a result of Quintiles’ acquisition of Beansprout Networks, where Mr. Enck served as CEO. As CEO of Beansprout, Mr. Enck conceived of and executed a dramatic refocus of the company and engineered the successful transaction with Quintiles. Prior to joining Beansprout, from September 1998 to March 2001, Mr. Enck was President of Rx Remedy Information Services, a company focused on providing pharmaceutical firms with longitudinal patient-reported health care information. Before that, Mr. Enck was with Summit Medical Systems from January 1994 to September 1998, where he held a number of senior-level positions, including President and General Manager of its subsidiary, Medical Information Systems (MIS), as well as Vice President of Sales and Marketing of parent company, Summit. Mr. Enck joined Summit when it was a private firm and was a member of the management team that grew the business and conducted a successful IPO. Additionally, Mr. Enck served as President of MIS, where he executed its sale to United Healthcare. Earlier, he spent nine years with Bristol-Myers Squibb and held management positions in the areas of managed care, government programs and sales management. Mr. Enck holds a B.S. degree in Natural Sciences from St. John’s University, Collegeville, MN and an MBA in Management from the University of St. Thomas, St. Paul, MN. Mr. ENCK holds a series 7, 24 and 63 licenses.

Richard E. Bornhoft, age 57, is the Chief Investment Officer of the Managing Owner. Mr. Bornhoft has been listed as a principal and registered as an associated person of the Managing Owner since August 2003. Mr. Bornhoft also is President of The Bornhoft Group Corporation, or The Bornhoft Group, and has been listed as a principal and registered as an associated person of The Bornhoft Group since September 1985 and November 1985, respectively. Mr. Bornhoft is also a principal of Bornhoft Group Securities Corporation, a registered broker/dealer. Mr. Bornhoft was a principal of SectorQuant Capital Management, LLC an investment adviser registered under the Investment Advisers Act from July 2002 until March 2009. Mr. Bornhoft has over 25 years of experience in advising both private and institutional clientele in the alternative investment industry, beginning his career in June 1979. The Bornhoft Group was formed in 1985 as an investment management firm, providing alternative investments (i.e., investments other than long-only investments in publicly-traded stocks, bonds and cash-equivalent securities) to institutions and high net worth investors. Over the past two decades, Mr. Bornhoft has been responsible for the planning and execution of The Bornhoft Group’s business strategy. This responsibility has included such tasks as the design and implementation of the asset allocation, valuation and risk management systems, and the management of client assets into alternative investment products and services. His company has designed and operated managed futures portfolios for approximately 20 pension plans, corporations and banking institutions throughout the world. From March 1990 to June 1997, Mr. Bornhoft was a principal and associated person of Hart-Bornhoft Group, Inc, a registered CTA and CPO. From July 1996 to September 2000, Mr. Bornhoft was a principal and associated person of Covenant Portfolio Management Inc., a registered CTA and CPO, and from December 1997 to March 2001, Mr. Bornhoft was a principal and associated person of Warwick Capital Management, Inc., a registered CTA. From June 1998 to August 2001, Mr. Bornhoft was a principal and associated person of The Bornhoft Advisory Group Corporation, a registered CTA. Prior to forming The Bornhoft Group in September 1985, from February 1983 to August 1985, Mr. Bornhoft was Vice-President of Product Development for the Managed Account Corporation, an investment-consulting firm that offered managed futures products to its clientele. From June 1979 to August 1985, he held various positions at a guaranteed introducing broker of Geldermann, Inc., a Chicago-based futures brokerage firm and registered FCM, including a Denver branch manager. Additional activities included developing managed futures trading systems and advising client assets in managed futures. He has served on numerous arbitration boards and various committees of certain regulatory and industry organizations and is a frequent speaker at international conferences and symposiums on alternative investments. He has written numerous articles in leading financial publications and is a contributing author to The Handbook of Managed Futures – Performance, Evaluation and Analysis (McGraw-Hill, 1997) and Searching for Alpha—The Quest for Exceptional Investment Performance (Wiley, 2000). Mr. Bornhoft was a founding principal of Morningstar Hedge Inc. He currently holds SEC/FINRA Series 7, 24 and 63 registrations, in addition to a CFTC/NFA Series 3 registration.

Vance Jeffrey Sanders, age 47, is the Chief Financial Officer of the Managing Owner. He has assumed the duties of Chief Accounting Officer of the Managing Owner in his role as of June 1, 2013. From July 2007 to present, Mr. Sanders has also served as the Chief Technology Officer of the Managing Owner, directing external reporting and technology functions. From July 2007 to December 2012, he served as the Managing Owner’s Corporate Controller, establishing corporate internal control structures over both finance and technology. Mr. Sanders received his BS in Accounting in 1993 from Missouri Southern State University and earned and has been a licensed Certified Public Accountant in the State of Colorado since October 2008.

Juanita D. Hanley, age 38, is the Chief Compliance Officer of the managing owner. Ms. Hanley joined the managing owner in January 2014 and has been listed as a principal for the managing owner since January 2014. Ms. Hanley is responsible for all compliance and regulatory oversight at the managing owner. Her duties include implementing and revising the necessary systems, policies, and procedures for compliance with all applicable securities laws and regulations. Due to the affiliation between the managing owner and Equinox Institutional Asset Management, LP, an investment firm, and Solon Capital LLC, an investment firm, Ms. Hanley assists Equinox Institutional Asset Management, LP and Solon Capital, LLC with all required filings due to the NFA and has been listed as a principal of Equinox Institutional Asset Management, LP and Solon Capital LLC since January 17, 2014. Prior to joining the managing owner in January 2014, Ms. Hanley was the Compliance Manager for Summit Financial Resources Inc., a registered investment advisor and broker dealer, and Summit Equities Inc., member FINRA/SIPC, from July 2006 to December 2013. Ms. Hanley was listed as a principal of Summit Financial Resources Inc. and Summit Equities Inc. starting in February 2009. Ms. Hanley holds the Series 7 and 24. Ms. Hanley obtained a Bachelor of Science in Finance from Hampton University in May 1997 and an Executive Master of Business Administration from Rutgers University – Newark in May 2011.

Executive Committee of the Managing Owner

The Executive Committee is responsible for the general oversight of the Managing Owner’s business and Equinox Frontier Funds (formerly The Frontier Fund) and functions like the board of directors of a corporation. The members of the Executive Committee are Richard E. Bornhoft, David DeMuth and Robert J. Enck.

Robert J. Enck—Mr. Enck’s biography appears above under the caption “The Managing Owner—Principals of the Managing Owner.”

Richard E. Bornhoft—Mr. Bornhoft’s biography appears above under the caption “The Managing Owner—Principals of the Managing Owner.”

David P. DeMuth, age 68, is a member of the Executive Committee of the Managing Owner. In May 2006, he co-founded CFO Consulting Partners LLC, an entity which provides interim CFO services to public and private companies. Prior to co-founding CFO Consulting Partners LLC, he was an independent consultant providing accounting and risk management services from March 2002 to April 2006, Interim Co-Chief Financial Officer and Treasurer at Kodak Polychrome Graphics (a $2 billion global manufacturer of graphic arts materials) from September 1999 to March 2002, CFO of Troy Corporation (a $150 million global specialty chemical manufacturer) from June 1996 to September 1999, Division Vice President of Continental Grain Company (a multi-billion provider of commodities and financial services) from August 1990 to June 1996, Treasurer of National Starch and Chemical Company (a $3 billion global specialty chemical manufacturer) from March 1986 to August 1990, and Director of Tax Services at PepsiCo Inc. (a multi-billion global consumer products (beverage and food) company) from May 1980 to March 1986. His industry experience includes technology, real estate development, financial services, specialty chemicals, global manufacturing/distribution, graphic arts and consumer products. His global focus is Risk Management, Internal Controls, Structured Capital Market Transactions and Regulatory Compliance. He has developed complex global strategies to manage financial reporting, financial and operations risks and compliance with regulatory authorities (SEC, tax, etc.). He was an accountant with KPMG, an accounting firm, from September 1974 to May 1980. Mr. DeMuth holds a BS in Accounting from Loyola University, and an MBA in Finance from LaSalle University. He is a Certified Public Accountant (CPA).

The sole member of the Managing Owner with a larger than 10% ownership interest is Plimpton Capital, LLC which has been listed as a principal of the Managing Owner since August 2003. The Bornhoft Group Corporation was listed as a principal of the Managing Owner from August 2003 until June 2012.

There is not currently any material administrative, civil, or criminal action-whether pending, on appeal or concluded-against the Trust, its principals or the Managing Owner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. The Trust does not have any directors or officers. However, the officers of the Managing Owner, as well as the Managing Owner itself, file such notices regarding their beneficial ownership in the Trust, if any.

Audit Committee Financial Expert

The Trust does not have a board of directors but instead is operated and managed by the Managing Owner. The Executive Committee of the Managing Owner has created an audit committee of the Trust consisting of all of the Executive Committee’s members. The Executive Committee of the Managing Owner, in its capacity as the audit committee for the Trust, has determined that Robert J. Enck, the Chief Executive Officer of the Managing Owner, qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. Mr. Enck is not independent of management.

Code of Ethics

The Trust has not adopted a code of ethics because it does not have any officers or employees. The Managing Owner has adopted a code of ethics for employees and principals of the Managing Owner.

In general, the Managing Owner, its principals, and all other persons associated with the Managing Owner shall observe high standards of commercial honor and just and equitable principles of trade in the conduct of their commodity futures business. All employees including anyone not on the regular payroll but filling in on a temporary basis shall be held to the highest standards of honesty and integrity. This conduct will be valid for all duties involved with the daily management and responsibilities as Managing Owner of the Trust.

Employees will conduct their daily duties in a responsible manner to ensure that all customers are treated fairly and equally. The reputation of the Managing Owner is crucial to its business, and understanding that the Managing Owner will make every effort to ensure the reputation of the Managing Owner is not tarnished in any way. Employees are urged to seek the advice of their supervisor for any questions applicable to this code relative to their individual circumstances.

Item 11.	EXECUTIVE COMPENSATION.

The Trust has no directors or officers. Its affairs are managed solely by the Managing Owner, which receives compensation for its services from the Trust, as follows:

Management Fees

Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of the assets attributable to such Series’(including notional assets), calculated on a daily basis. The annual rate of the management fee is: 0.5%-1.0% for the Equinox Frontier Balanced Fund (formerly Balanced Series); 0.75% for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series); 2.0% for the Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Winton Fund (formerly Winton Series); 2.5% for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) and Equinox Frontier Select Fund (formerly Frontier Select Series); and 2.0%-3.5% for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series). The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for each Series.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period these Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), and Equinox Frontier Balanced Fund (formerly Balanced Series) and 20% for the Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series) and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series). The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Interest Income

Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1 and Class 2 only), Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series). For the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), and Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1a and Class 2a only) 20% of the total interest allocated to each Series is paid to the Managing Owner.

Other Fees

The Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Classes 1, 2 and 3), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Winton Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Classes 1a and 2a) and Equinox Frontier Masters Fund (formerly Frontier Masters Series) pays to the Managing Owner a monthly trading fee, or FCM Fee, up to 1/12th of 2.25% and a custodial/due diligence fee of 1/12th of 0.12% of such Series’ NAV, calculated daily. Also, a monthly service fee equal to 3.0% of the NAV, calculated daily, is paid to the Managing Owner. The Managing Owner pays the service fee to Selling Agents to assist in the making of offers and sales of Units and provide customary ongoing services including advising Limited Owners. To the extent that an affiliate of the Managing Owner provides such services, it may receive service fees in proportion to the valuation of its clients’ accounts.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2013:

Equinox Fund Management, LLC*:

Series/Class of Units	Units Owned	Percentage Ownership of Each Class
Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) – Class 1	275	0.08%
Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) – Class 2	20,188	5.49%
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 1a	0	0.00%
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2	3,083	11.45%
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2a	2,222	7.18%
Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) – Class 2a	109	4.27%
Equinox Frontier Masters Fund (formerly Frontier Masters Series) – Class 2	5,627	5.38%
Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2	9,784	5.17%
Equinox Frontier Balanced Fund (formerly Balanced Series) – Class 2a	1,237	29.89%
Equinox Frontier Select Fund (formerly Frontier Select Series) – Class 2	70	0.41%
Equinox Frontier Winton Fund (formerly Winton Series) – Class 2	207	0.34%
Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) – Class 2	428	2.02%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $4,801,521 in the aggregate capital of the Trust of $301,022,283 at December 31, 2013 is 1.60%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Trust and the directors or officers of the Managing Owner. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to Equinox Fund Management, LLC, the Managing Owner of the Trust, for professional services provided by McGladrey LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2013 and 2012. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2013	2012
Audit Fees(1)	$295,500	$345,500
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
TOTAL FEES	$295,500	$345,500

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for assurance and related services by McGladrey LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by McGladrey LLP to the Trust described above. The Managing Owner has determined that the payments made to McGladrey LLP for these services during 2013 and 2012 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of Selling Agent Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.2	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents**

1.3	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.4	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents***

1.5	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

1.6	Form of Amendment Agreement among the Registrant, Equinox Fund Management, LLC and the Selling Agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

10.1	Form of Amended and Restated Escrow Agreement among the Registrant, Equinox Fund Management, LLC, Bornhoft Group Securities Corporation and the U.S. Bank National Association, Denver Colorado***

10.2	Form of Brokerage Agreement between each Trading Company and UBS Securities, LLC*

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.25	Form of Brokerage Agreement between each Trading Company and Fimat USA, LLC****

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Equinox Fund Management, LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Equinox Fund Management, LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Equinox Fund Management, LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Equinox Frontier Balanced Fund (formerly Balanced Series) of the Registrant+

10.4	Form of Cash Management Agreement between Equinox Fund Management, LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Equinox Fund Management, LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

21.1	Subsidiaries of Registrant. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Equinox Frontier Funds (Formerly The Frontier Fund)++

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.
**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.
***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.
****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.
+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.
++	Previously filed on May 2, 2013 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-185695).
+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

^ Submitted electronically herewith.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.
(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Although not required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

Equinox Frontier Funds (formerly The Frontier Fund)

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Winton Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) of Equinox Frontier Funds (formerly The Frontier Fund) (collectively, the Series) as of December 31, 2013 and 2012, and the related statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Series’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Series are not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Series’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Equinox Frontier Diversified Fund, Equinox Frontier Long/Short Commodity Fund, Equinox Frontier Masters Fund, Equinox Frontier Balanced Fund, Equinox Frontier Select Fund, Equinox Frontier Winton Fund, and Equinox Frontier Heritage Fund of Equinox Frontier Funds as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

March 31, 2014

The Series of Equinox Frontier Funds (6)

Statements of Financial Condition

December 31, 2013 and 2012

	Equinox Frontier		Equinox Frontier		Equinox Frontier
	Diversified Fund (3)		Masters Fund (4)		Long/Short Commodity Fund (5)
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013		12/31/2012

ASSETS
Cash and cash equivalents	$1,827,897	$2,681,889	$1,125,954	$1,542,661	$810,418		$1,710,151
U.S. Treasury securities, at fair value	38,055,417	3,853,000	23,441,497	2,212,909	16,872,290		2,388,540
Custom time deposits	—	66,875,140	—	38,288,877	—		41,327,739
Options purchased, at fair value	—	—	—	—	98,740		2,901,320
Receivable from futures commission merchants	—	—	—	—	7,836,808		14,770,973
Swap contracts, at fair value	3,437,632	—	—	—	2,456,546		—
Investments in unconsolidated trading companies, at fair value	20,837,272	42,826,426	9,166,710	9,771,797	655,769		3,675,238
Prepaid service fees—Class 1	4,946	40,235	11,165	57,276	3,707		42,004
Interest receivable	521,275	54,006	321,097	31,017	231,114		33,479
Receivable from related parties	1,035	114,481	2,060	38,735	2,954		549
Other assets	—	—	—	—	—		—

Total Assets	$64,685,474	$116,445,177	$34,068,483	$51,943,272	$28,968,346		$66,849,993

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$—	$—	$—	$191,069		$3,720,855
Options written, at fair value	—	—	—	—	172,650		928,690
Pending owner additions	2,292	23,900	1,352	15,449	—		62,537
Owner redemptions payable	348,441	521,439	71,188	141,453	107,888		344,538
Incentive fees payable to Managing Owner	575,550	189,903	—	—	—		—
Management fees payable to Managing Owner	101,504	150,188	107,027	118,274	104,883		277,379
Interest payable to Managing Owner	16,220	41,394	9,587	20,028	7,965		26,319
Trading fees payable to Managing Owner	136,166	228,169	72,687	104,852	34,788		79,400
Service fees payable to Managing Owner	46,263	89,177	35,858	47,423	14,965		24,074
Payables to related parties	—	19,435	—	9,635	—		34,037
Other liabilities	—	—	—	—	—		—

Total Liabilities	1,226,436	1,263,605	297,699	457,114	634,208		5,497,829

CAPITAL
Managing Owner Units—Class 1	23,953	25,959	—	27,804	—		—
Managing Owner Units—Class 1a	—	—	—	—	—		12,732
Managing Owner Units—Class 2	1,349,336	1,436,973	559,668	605,508	386,171		449,011
Managing Owner Units—Class 2a	—	—	—	—	222,971		256,560
Managing Owner Units—Class 3a	—	—	—	—	10,991		—
Managing Owner Units—Class 3	—	—	25,274	—	—		—
Limited Owner Units—Class 1	28,720,094	58,973,977	23,115,495	34,575,695	—		—
Limited Owner Units—Class 1a	—	—	—	—	8,752,826		18,970,806
Limited Owner Units—Class 2	32,865,655	54,744,663	9,846,494	16,277,151	2,985,627		6,449,774
Limited Owner Units—Class 2a	—	—	—	—	2,880,434		10,625,551
Limited Owner Units—Class 3	—	—	223,853	—	9,619,596		19,761,047
Limited Owner Units—Class 3a	—	—	—	—	246,480		—

Total Owners’ Capital	63,459,038	115,181,572	33,770,784	51,486,158	25,105,096		56,525,481

Non-Controlling Interests	—	—	—	—	3,229,042		4,826,683

Total Capital	63,459,038	115,181,572	33,770,784	51,486,158	28,334,138		61,352,164

Total Liabilities and Capital	$64,685,474	$116,445,177	$34,068,483	$51,943,272	$28,968,346		$66,849,993

Units Outstanding
Class 1	330,005	625,015	251,718	342,249	N/A		N/A
Class 1a	N/A	N/A	N/A	N/A	94,391		174,830
Class 2	367,927	559,127	104,624	156,889	26,918		47,367
Class 2a	N/A	N/A	N/A	N/A	30,930		94,257
Class 3	N/A	N/A	2,711	N/A	76,774		135,642
Class 3a	N/A	N/A	N/A	N/A	2,563	(2)	N/A
Net Asset Value per Unit
Class 1	$87.10	$94.40	$91.83	$101.11	N/A		$135.41	(1)
Class 1a	N/A	N/A	N/A	N/A	$92.73		$108.58
Class 2	$94.35	$100.48	$99.46	$107.61	$125.26		$145.65
Class 2a	N/A	N/A	N/A	N/A	$100.34		$115.45
Class 3	N/A	N/A	$91.91	N/A	$125.30		$145.69
Class 3a	N/A	N/A	N/A	N/A	$100.47	(2)	N/A

(1)	Class 1 operations ceased July 18, 2012 and all remaining Class 1 Units were exchanged for Class 3 Units.
(2)	Class 3a operations began June 17, 2013.
(3)	Formerly the Frontier Diversified Series.
(4)	Formerly the Frontier Masters Series.
(5)	Formerly the Frontier Long/Short Commodity Series.
(6)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (3)

Statements of Financial Condition

December 31, 2013 and 2012

	Equinox Frontier Balanced Fund (1)		Equinox Frontier Select Fund (2)
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
ASSETS
Cash and cash equivalents	$3,292,570	$4,111,855	$494,931	$664,310
U.S. Treasury securities, at fair value	68,548,395	5,951,633	10,304,085	961,568
Custom time deposits	—	102,978,191	—	16,637,538
Receivable from futures commission merchants	23,466,052	92,043,593	—	—
Open trade equity, at fair value	3,935,252	—	—	—
Options purchased, at fair value	165,915	439,170	—	—
Swap contracts, at fair value	10,122,003	22,289,478	—	—
Investments in unconsolidated trading companies, at fair value	13,713,315	20,193,128	6,864,544	7,373,509
Interest receivable	939,354	83,422	141,143	13,478
Receivable from related parties	—	17,313	—	—
Prepaid service fees	234	—	—	—
Other assets	53	34,301	—	—

Total Assets	$124,183,143	$248,142,084	$17,804,703	$25,650,403

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$1,111,681	$—	$—
Options written, at fair value	183,856	165,363	—	—
Pending owner additions	14,677	34,831	994	1,522
Owner redemptions payable	931,553	342,417	68,598	40,093
Incentive fees payable to Managing Owner	691,917	527,306	—	—
Management fees payable to Managing Owner	113,085	193,155	49,798	103,089
Interest payable to Managing Owner	146,282	330,341	22,398	42,764
Trading fees payable to Managing Owner	73,125	132,875	11,545	16,057
Service fees payable to Managing Owner	190,286	332,942	39,045	54,702
Payables to related parties	12,135	1,490	477	47,535
Other liabilities	—	—	—	—

Total Liabilities	2,356,916	3,172,401	192,855	305,762

CAPITAL
Managing Owner Units—Class 2	1,374,533	3,225,784	7,336	7,013
Managing Owner Units—Class 2a	147,003	153,884	—	—
Limited Owner Units—Class 1	80,801,534	143,906,872	15,852,947	22,266,758
Limited Owner Units—Class 2	25,236,584	48,233,784	1,751,565	3,070,870
Limited Owner Units—Class 2a	344,576	855,636	—	—
Limited Owner Units—Class 3a	2,322,629	3,776,790	—	—

Total Owners’ Capital	110,226,859	200,152,750	17,611,848	25,344,641

Non-Controlling Interests	11,599,368	44,816,933	—	—

Total Capital	121,826,227	244,969,683	17,611,848	25,344,641

Total Liabilities and Capital	$124,183,143	$248,142,084	$17,804,703	$25,650,403

Units Outstanding
Class 1	760,206	1,237,173	198,518	283,073
Class 2	189,411	344,894	16,890	30,918
Class 2a	4,138	8,117	N/A	N/A
Class 3a	19,615	30,469	N/A	N/A
Net Asset Value per Unit
Class 1	$106.29	$116.32	$79.86	$78.66
Class 2	$140.49	$149.20	$104.14	$99.55
Class 2a	$118.80	$124.36	N/A	N/A
Class 3a	$118.41	$123.96	N/A	N/A

(1)	Formerly the Balanced Series.
(2)	Formerly the Frontier Select Series.
(3)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (3)

Statements of Financial Condition

December 31, 2013 and 2012

	Equinox Frontier Winton Fund (1)		Equinox Frontier Heritage Fund (2)
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
ASSETS
Cash and cash equivalents	$1,325,731	$1,249,455	$424,001	$536,159
U.S. Treasury securities, at fair value	27,600,705	1,808,547	8,827,380	776,073
Custom time deposits	—	31,292,395	—	13,428,015
Investments in unconsolidated trading companies, at fair value	7,779,323	6,865,965	1,889,266	6,174,855
Swap contracts, at fair value	—	—	5,435,184	—
Interest receivable	378,069	25,350	120,916	10,878
Receivable from related parties	—	—	—	—
Other assets	—	—	—	—

Total Assets	$37,083,828	$41,241,712	$16,696,747	$20,925,980

LIABILITIES & CAPITAL
LIABILITIES
Pending owner additions	$11,914	$15,044	$2,877	$3,976
Owner redemptions payable	76,900	22,467	—	18,231
Management fees payable to Managing Owner	100,260	86,138	28,615	63,642
Incentive fees payable to Managing Owner	128,097	—	15,411	—
Interest payable to Managing Owner	59,865	69,369	19,767	35,011
Trading fees payable to Managing Owner	23,844	26,041	9,212	13,148
Service fees payable to Managing Owner	53,054	62,556	25,485	38,116
Payables to related parties	5,057	563	1,275	317
Other liabilities	—	—	—	—

Total Liabilities	458,991	282,178	102,642	172,441

CAPITAL
Managing Owner Units—Class 2	36,002	32,721	57,484	51,683
Limited Owner Units—Class 1	26,164,147	30,645,208	11,328,406	16,680,498
Limited Owner Units—Class 2	10,424,688	10,281,605	2,792,578	4,021,358

Total Owners’ Capital	36,624,837	40,959,534	14,178,468	20,753,539

Non-Controlling Interests	—	—	2,415,637	—

Total Capital	36,624,837	40,959,534	16,594,105	20,753,539

Total Liabilities and Capital	$37,083,828	$41,241,712	$16,696,747	$20,925,980

Units Outstanding
Class 1	187,438	234,414	111,005	176,419
Class 2	60,061	65,159	21,235	33,753
Net Asset Value per Unit
Class 1	$139.59	$130.73	$102.05	$94.55
Class 2	$174.17	$158.30	$134.21	$120.67

(1)	Formerly the Winton Series.
(2)	Formerly the Frontier Heritage Series.
(3)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Diversified Fund (2)		Equinox Frontier Masters Fund (3)		Equinox Frontier Long/Short Commodity Fund (4)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(19,944)	-0.07%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	219,147	0.77%
Natural Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(353,048)	-1.25%
NYH RBOB Unleaded Gas Settling 3/1/2014 (Number of Contracts: 228)	—	0.00%	—	0.00%	(783,703)	-2.77%
Crude Oil Settling 12/1/2014 (Number of Contracts: 298)	—	0.00%	—	0.00%	301,246	1.06%
Natural Gas Settling 11/1/2014 (Number of Contracts: 621)	—	0.00%	—	0.00%	629,139	2.22%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	(202,474)	-0.71%
90 Day Euro Time Deposit Settling 12/1/2017 (Number of Contracts: 539)	—	0.00%	—	0.00%	(372,810)	-1.32%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(227,156)	-0.80%
Corn Settling 3/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	(691,458)	-2.44%
Wheat Settling 3/1/2014 (Number of Contracts: 269)	—	0.00%	—	0.00%	(296,457)	-1.05%
Soybean Oil Settling 3/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	(305,094)	-1.08%
Sugar #11 Settling 3/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	(820,016)	-2.89%
Cocoa Settling 5/1/2014 (Number of Contracts: 608)	—	0.00%	—	0.00%	(420,759)	-1.48%
Corn Settling 7/1/2014 (Number of Contracts: 300)	—	0.00%	—	0.00%	(496,709)	-1.75%
Sugar #11 Settling 10/1/2014 (Number of Contracts: 273)	—	0.00%	—	0.00%	(252,778)	-0.89%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	16,272	0.06%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	77,870	0.27%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	123,274	0.44%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(70,059)	-0.25%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(10,009)	-0.04%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$(3,955,526)	-13.97%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$77,986	0.28%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(96,753)	-0.34%
NYH RBOB Unleaded Gas Settling 2/1/2014 (Number of Contracts: 509)	—	0.00%	—	0.00%	820,130	2.89%
Natural Gas Settling 10/1/2014 (Number of Contracts: 636)	—	0.00%	—	0.00%	(751,854)	-2.65%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	51,261	0.18%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	45,124	0.16%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	86,363	0.30%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	419,725	1.48%
Live Cattle Settling 2/1/2014 (Number of Contracts: 740)	—	0.00%	—	0.00%	(312,529)	-1.10%
Cocoa Settling 3/1/2014 (Number of Contracts: 616)	—	0.00%	—	0.00%	484,656	1.71%
Corn Settling 5/1/2014 (Number of Contracts: 383)	—	0.00%	—	0.00%	1,111,467	3.92%
Soybean Oil Settling 5/1/2014 (Number of Contracts: 243)	—	0.00%	—	0.00%	303,319	1.07%
Sugar #11 Settling 5/1/2014 (Number of Contracts: 861)	—	0.00%	—	0.00%	752,965	2.66%
Wheat Settling 7/1/2014 (Number of Contracts: 439)	—	0.00%	—	0.00%	412,861	1.46%
Corn Settling 9/1/2014 (Number of Contracts: 217)	—	0.00%	—	0.00%	311,918	1.10%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	34,183	0.12%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	13,635	0.05%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$3,764,457	13.29%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(191,069)	-0.68%

	Equinox Frontier Diversified Fund (2)		Equinox Frontier Masters Fund (3)		Equinox Frontier Long/Short Commodity Fund (4)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$75,490	0.27%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	23,250	0.08%

Total Options Purchased	$—	0.00%	$—	0.00%	$98,740	0.35%

OPTIONS WRITTEN *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(152,500)	-0.54%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(20,150)	-0.07%

Total Options Written	$—	0.00%	$—	0.00%	$(172,650)	-0.61%

Swaps (5)
Frontier XXXV Diversified select swap (U.S.)	$3,437,632	5.42%	$—	0.00%	$—	0.00%
Frontier XXXVII L/S select swap (U.S.)	—	0.00%	—	0.00%	2,456,546	8.67%

Total Swaps	$3,437,632	5.42%	$—	0.00%	$2,456,546	8.67%

U.S. TREASURY SECURITIES (6)

	Fair Value		Fair Value		Fair Value
US Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$2,132,506	3.36%	$1,313,588	3.89%	$945,470	3.34%
US Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	2,206,296	3.48%	1,359,041	4.02%	978,186	3.45%
US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	4,707,262	7.42%	2,899,594	8.59%	2,087,017	7.37%
US Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	2,470,925	3.89%	1,522,048	4.51%	1,095,512	3.87%
US Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	2,434,606	3.84%	1,499,676	4.44%	1,079,409	3.81%
US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	18,766,111	29.57%	11,559,610	34.22%	8,320,163	29.36%
US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	5,337,711	8.41%	3,287,940	9.74%	2,366,533	8.35%

	$38,055,417	59.97%	$23,441,497	69.40%	16,872,290	59.55%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 1.125% due 12/31/2019	$2,259,609		$1,391,881		$1,001,823
US Treasury Note 2.000% due 09/30/2020	2,259,609		1,391,881		1,001,823
US Treasury Note 2.500% due 08/15/2023	4,912,193		3,025,828		2,177,875
US Treasury Note 2.125% due 08/15/2021	2,554,340		1,573,431		1,132,495
US Treasury Note 2.000% due 11/15/2021	2,554,340		1,573,431		1,132,495
US Treasury Note 6.000% due 02/15/2026	14,736,578		9,077,484		6,533,625
US Treasury Note 6.875% due 08/15/2025	3,929,754		2,420,662		1,742,300

	$33,206,423		$20,454,598		$14,722,436

	Cost		Cost		Cost
US Treasury Note 1.125% due 12/31/2019	$2,196,364		$1,352,923		$973,782
US Treasury Note 2.000% due 09/30/2020	2,281,516		1,405,376		1,011,536
US Treasury Note 2.500% due 08/15/2023	4,919,035		3,030,043		2,180,909
US Treasury Note 2.125% due 08/15/2021	2,567,442		1,581,501		1,138,304
US Treasury Note 2.000% due 11/15/2021	2,543,616		1,566,825		1,127,740
US Treasury Note 6.000% due 02/15/2026	19,566,094		12,052,384		8,674,845
US Treasury Note 6.875% due 08/15/2025	5,565,047		3,427,975		2,467,325

	$39,639,114		$24,417,027		$17,574,441

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	Formerly the Frontier Diversified Series.
(3)	Formerly the Frontier Masters Series.
(4)	Formerly the Frontier Long/Short Commodity Series.
(5)	See Note 4 to the Financial Statements.
(6)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Balanced Fund (2)		Equinox Frontier Select Fund (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$334,372	0.27%	$—	0.00%
Various energy futures contracts (U.S.)	(30,732)	-0.03%	—	0.00%
Various interest rates futures contracts (Canada)	(53,579)	-0.04%	—	0.00%
Various interest rates futures contracts (Europe)	(610,796)	-0.50%	—	0.00%
Various interest rates futures contracts (Far East)	(220,508)	-0.18%	—	0.00%
Various interest rates futures contracts (Oceanic)	59,057	0.05%	—	0.00%
Various interest rates futures contracts (U.S.)	(587,594)	-0.48%	—	0.00%
Various soft futures contracts (Europe)	(4,921)	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(78,886)	-0.06%	—	0.00%
Various stock index futures contracts (Africa)	2,058	0.00%	—	0.00%
Various stock index futures contracts (Canada)	228,344	0.19%	—	0.00%
Various stock index futures contracts (Europe)	1,201,346	0.99%	—	0.00%
Various stock index futures contracts (Far East)	612,504	0.50%	—	0.00%
Various stock index futures contracts (Oceanic)	215,856	0.18%	—	0.00%
Various stock index futures contracts (U.S.)	1,264,903	1.04%	—	0.00%
Various base metals futures contracts (U.S.)	61,613	0.05%	—	0.00%
Various base metals futures contracts (Europe)	274,544	0.23%	—	0.00%
Various precious metal futures contracts (U.S.)	(1,599)	0.00%	—	0.00%

Total Long Futures Contracts	$2,665,982	2.21%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various currency futures contracts (U.S.)	$678,490	0.56%	$—	0.00%
Various energy futures contracts (U.S.)	(28,690)	-0.02%	—	0.00%
Various interest rates futures contracts (Canada)	22,659	0.02%	—	0.00%
Various interest rates futures contracts (Europe)	180,840	0.15%	—	0.00%
Various interest rates futures contracts (Far East)	13,953	0.01%	—	0.00%
Various interest rates futures contracts (Oceanic)	(9,507)	-0.01%	—	0.00%
Various interest rates futures contracts (U.S.)	202,638	0.17%	—	0.00%
Various soft futures contracts (Europe)	2,312	0.00%	—	0.00%
Various soft futures contracts (U.S.)	291,787	0.24%	—	0.00%
Various stock index futures contracts (Far East)	(4,464)	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	7,197	0.01%	—	0.00%
Various base metals futures contracts (Europe)	(627,969)	-0.52%	—	0.00%
Various precious metal futures contracts (U.S.)	80,668	0.07%	—	0.00%

Total Short Futures Contracts	$809,914	0.68%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$459,356	0.38%	$—	0.00%

Total Currency Forwards	$459,356	0.38%	$—	0.00%

Total Open Trade Equity (Deficit)	$3,935,252	3.27%	$—	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$165,915	0.14%	$—	0.00%

Total Options Purchased	$165,915	0.14%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(183,856)	-0.15%	$—	0.00%

Total Options Written	$(183,856)	-0.11%	$—	0.00%

Swaps (4)
Frontier XXXIV Balanced select swap (U.S.)	$10,122,003	8.31%	$—	0.00%

Total Swaps	$10,122,003	8.31%	$—	0.00%

	Equinox Frontier Balanced Fund (2)		Equinox Frontier Select Fund (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
U.S. TREASURY SECURITIES (5)

	Fair Value		Fair Value
US Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$3,841,258	3.15%	$577,408	3.28%
US Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	3,974,175	3.26%	597,388	3.39%
US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	8,479,137	6.96%	1,274,563	7.24%
US Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	4,450,849	3.65%	669,041	3.80%
US Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	4,385,427	3.60%	659,207	3.74%
US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	33,802,791	27.75%	5,081,211	28.85%
US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	9,614,758	7.89%	1,445,267	8.21%

	$68,548,395	56.27%	$10,304,085	58.51%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 1.125% due 12/31/2019	$4,070,207		$611,824
US Treasury Note 2.000% due 09/30/2020	4,070,207		611,824
US Treasury Note 2.500% due 08/15/2023	8,848,276		1,330,051
US Treasury Note 2.125% due 08/15/2021	4,601,103		691,627
US Treasury Note 2.000% due 11/15/2021	4,601,103		691,627
US Treasury Note 6.000% due 02/15/2026	26,544,827		3,990,153
US Treasury Note 6.875% due 08/15/2025	7,078,621		1,064,041

	$59,814,344		$8,991,147

	Cost		Cost
US Treasury Note 1.125% due 12/31/2019	$3,956,284		$594,699
US Treasury Note 2.000% due 09/30/2020	4,109,669		617,755
US Treasury Note 2.500% due 08/15/2023	8,860,601		1,331,904
US Treasury Note 2.125% due 08/15/2021	4,624,703		695,174
US Treasury Note 2.000% due 11/15/2021	4,581,786		688,723
US Treasury Note 6.000% due 02/15/2026	35,244,178		5,297,818
US Treasury Note 6.875% due 08/15/2025	10,024,255		1,506,821

	$71,401,476		$10,732,894

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	Formerly The Frontier Fund.
(2)	Formerly the Balanced Series.
(3)	Formerly the Frontier Select Series.
(4)	See Note 4 to the Financial Statements.
(5)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2013

	Equinox Frontier Winton Fund (2)		Equinox Frontier Heritage Fund (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (3)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$5,435,184	32.75%

Total Swaps	$—	0.00%	$5,435,184	32.75%

U.S. TREASURY SECURITIES (4)

	Fair Value		Fair Value
US Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$1,546,657	4.22%	$494,659	2.98%
US Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	1,600,175	4.37%	511,775	3.08%
US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	3,414,067	9.32%	1,091,902	6.58%
US Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	1,792,104	4.89%	573,159	3.45%
US Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	1,765,763	4.82%	564,734	3.40%
US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	13,610,622	37.17%	4,353,009	26.24%
US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	3,871,317	10.57%	1,238,142	7.47%

	$27,600,705	75.37%	$8,827,380	53.21%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 1.125% due 12/31/2019	$1,638,841		$524,142
US Treasury Note 2.000% due 09/30/2020	1,638,841		524,142
US Treasury Note 2.500% due 08/15/2023	3,562,699		1,139,438
US Treasury Note 2.125% due 08/15/2021	1,852,603		592,508
US Treasury Note 2.000% due 11/15/2021	1,852,603		592,508
US Treasury Note 6.000% due 02/15/2026	10,688,096		3,418,314
US Treasury Note 6.875% due 08/15/2025	2,850,159		911,550

	$24,083,842		$7,702,602

	Cost		Cost
US Treasury Note 1.125% due 12/31/2019	$1,592,971		$509,471
US Treasury Note 2.000% due 09/30/2020	1,654,731		529,223
US Treasury Note 2.500% due 08/15/2023	3,567,661		1,141,025
US Treasury Note 2.125% due 08/15/2021	1,862,105		595,547
US Treasury Note 2.000% due 11/15/2021	1,844,825		590,020
US Treasury Note 6.000% due 02/15/2026	14,190,831		4,538,575
US Treasury Note 6.875% due 08/15/2025	4,036,199		1,290,875

	$28,749,323		$9,194,736

(1)	Formerly The Frontier Fund.
(2)	Formerly the Winton Series.
(3)	Formerly the Frontier Heritage Series.
(4)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2012

	Equinox Frontier Diversified Fund (2)		Equinox Frontier Masters Fund (3)		Equinox Frontier Long/Short Commodity Fund (4)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(22,516)	-0.04%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	892,015	1.45%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	(29,925)	-0.05%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	857,585	1.40%
Brent Crude Oil Settling 4/1/2013 (Number of Contracts: 497)	—	0.00%	—	0.00%	1,188,750	1.94%
Brent Crude Oil Settling 9/1/2013 (Number of Contracts: 270)	—	0.00%	—	0.00%	729,410	1.19%
Crude Oil Settling 2/1/2013 (Number of Contracts: 566)	—	0.00%	—	0.00%	1,837,974	3.00%
Crude Oil Settling 2/1/2014 (Number of Contracts: 606)	—	0.00%	—	0.00%	1,784,120	2.91%
Crude Oil Settling 4/1/2014 (Number of Contracts: 428)	—	0.00%	—	0.00%	1,628,500	2.65%
Crude Oil Settling 8/1/2014 (Number of Contracts: 219)	—	0.00%	—	0.00%	630,550	1.03%
Crude Oil Settling 1/1/2015 (Number of Contracts: 191)	—	0.00%	—	0.00%	722,766	1.18%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	16,663	0.03%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(13,842)	-0.02%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	37,199	0.06%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	(3,574)	-0.01%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	20,049	0.03%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	(357,780)	-0.58%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(827)	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	285	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(968,793)	-1.58%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	2,499	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	(33,084)	-0.05%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	83,003	0.14%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	10,863	0.02%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$9,011,890	14.70%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$8,300	0.01%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	(1,111,581)	-1.81%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	99,526	0.16%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(1,309,564)	-2.13%
Brent Crude Oil, Settling 6/1/2013 (Number of Contracts: 424)	—	0.00%	—	0.00%	(1,182,720)	-1.93%
Crude Oil, Settling 4/1/2013 (Number of Contracts: 323)	—	0.00%	—	0.00%	(923,841)	-1.51%
Crude Oil, Settling 5/1/2013 (Number of Contracts: 166)	—	0.00%	—	0.00%	(669,526)	-1.09%
Crude Oil, Settling 6/1/2013 (Number of Contracts: 787)	—	0.00%	—	0.00%	(3,500,831)	-5.71%
Crude Oil, Settling 7/1/2013 (Number of Contracts: 290)	—	0.00%	—	0.00%	(1,400,082)	-2.28%
Crude Oil, Settling 3/1/2014 (Number of Contracts: 450)	—	0.00%	—	0.00%	(1,446,060)	-2.36%
Crude Oil, Settling 6/1/2014 (Number of Contracts: 449)	—	0.00%	—	0.00%	(1,477,983)	-2.41%
Crude Oil, Settling 9/1/2014 (Number of Contracts: 219)	—	0.00%	—	0.00%	(618,510)	-1.01%
Various interest rates futures contracts (US)	—	0.00%	—	0.00%	12,197	0.02%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	24,219	0.04%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	59,128	0.10%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	703,810	1.15%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	773	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$(12,732,745)	-20.76%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$(3,720,855)	-6.06%

	Equinox Frontier Diversified Fund (2)		Equinox Frontier Masters Fund (3)		Equinox Frontier Long/Short Commodity Fund (4)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)

OPTIONS PURCHASED *
Various energy futures contracts (U.S.)	$—	0.00%	$—	0.00%	$1,417,280	2.31%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	517,500	0.84%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	966,540	1.58%

Total Options Purchased	$—	0.00%	$—	0.00%	$2,901,320	4.73%

OPTIONS WRITTEN *
Various currency futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(155,250)	-0.25%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(445,060)	-0.73%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(328,380)	-0.54%

Total Options Written	$—	0.00%	$—	0.00%	$(928,690)	-1.52%

U.S. TREASURY SECURITIES

	Fair Value		Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$3,853,000	3.35%	$2,212,909	4.30%	$2,388,540	3.89%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$3,574,465		$2,052,937		$2,215,872

	Cost		Cost		Cost
U.S. Treasury Note 4.000% due 02/15/2015 (1)	$3,702,643		$2,126,554		$2,295,332

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	Formerly the Frontier Diversified Series.
(3)	Formerly the Frontier Masters Series.
(4)	Formerly the Frontier Long/Short Commodity Series.
(5)	See Note 4 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2012

	Equinox Frontier Balanced Fund (2)		Equinox Frontier Select Fund (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$7,365	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	1,079,576	0.44%	—	0.00%
Various currency futures contracts (U.S.)	(2,013,943)	-0.82%	—	0.00%
Various energy futures contracts (U.S.)	618,362	0.25%	—	0.00%
Brent Curde Oil Settling 2/1/2013 (Number of Contracts: 735)	2,850,050	1.16%	—	0.00%
Various interest rates futures contracts (U.S.)	(285,562)	-0.12%	—	0.00%
Various interest rates futures contracts (Canada)	(62,247)	-0.03%	—	0.00%
Various interest rates futures contracts (Europe)	1,247,403	0.51%	—	0.00%
Various interest rates futures contracts (Far East)	(146,326)	-0.06%	—	0.00%
Various interest rates futures contracts (Oceanic)	298,712	0.12%	—	0.00%
Various precious metals futures contracts (U.S.)	76,885	0.03%	—	0.00%
Various soft futures contracts (U.S.)	(888,222)	-0.36%	—	0.00%
Various soft futures contracts (Europe)	(131,803)	-0.05%	—	0.00%
Various stock index futures contracts (U.S.)	(494,955)	-0.20%	—	0.00%
Various stock index futures contracts (Canada)	246,124	0.10%	—	0.00%
Various stock index futures contracts (Europe)	(1,219,796)	-0.50%	—	0.00%
Various stock index futures contracts (Africa)	82,200	0.03%	—	0.00%
Various stock index futures contracts (Oceanic)	132,147	0.05%	—	0.00%
Various stock index futures contracts (Far East)	1,111,191	0.45%	—	0.00%

Total Long Futures Contracts	$2,507,161	1.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(57,925)	-0.02%	$—	0.00%
Various base metals futures contracts (Europe)	(3,453,452)	-1.41%	—	0.00%
Various currency futures contracts (US)	1,732,960	0.71%	—	0.00%
Various energy futures contracts (U.S.)	(2,108,322)	-0.86%	—	0.00%
Various interest rates futures contracts (U.S.)	(356,406)	-0.15%	—	0.00%
Various interest rates futures contracts (Canada)	79,806	0.03%	—	0.00%
Various interest rates futures contracts (Europe)	9,865	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	172,781	0.07%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,482)	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	8,095	0.00%	—	0.00%
Various soft futures contracts (U.S.)	1,114,717	0.46%	—	0.00%
Various soft futures contracts (Europe)	124,047	0.05%	—	0.00%
Various stock index futures contracts (U.S.)	(341,725)	-0.14%	—	0.00%
Various stock index futures contracts (Europe)	86,851	0.04%	—	0.00%
Various stock index futures contracts (Far East)	(628,652)	-0.26%	—	0.00%

Total Short Futures Contracts	$(3,618,842)	-1.48%	$—	0.00%

Total Open Trade Equity (Deficit)	$(1,111,681)	-0.48%	$—	0.00%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.18%	$—	0.00%

Total Options Purchased	439,170	0.18%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	-0.07%	$—	0.00%

Total Options Written	$(165,363)	-0.07%	$—	0.00%

Swaps (3)
Frontier Select CTA TRS Deutsche Bank Swap (U.S.)	4,503,745	1.84%	—	0.00%
Frontier Balanced RCW-1 Swap (U.S.)	17,785,733	7.26%	—	0.00%

Total Swaps	$22,289,478	9.10%	$—	0.00%

	Equinox Frontier Balanced Fund (2)		Equinox Frontier Select Fund (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (5)	$5,951,633	2.97%	$961,568	3.79%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (5)	$5,521,388		$892,056

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (5)	$5,719,381		$924,044

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value.

Accordingly, the number of contracts and expiration dates are not presented.

(1)	Formerly The Frontier Fund.
(2)	Formerly the Balanced Series.
(3)	Formerly the Frontier Select Series.
(4)	See Note 4 to the Financial Statements.
(5)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2012

	Equinox Frontier Winton Fund (2)		Equinox Frontier Heritage Fund (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
U.S. TREASURY SECURITIES

	Fair Value		Fair Value
US Treasury Note 4.000% due 02/15/2015 (1)	$1,808,547	4.42%	$776,073	3.74%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 4.000% due 02/15/2015 (1)	$1,677,806		$719,971

	Cost		Cost
US Treasury Note 4.000% due 02/15/2015 (1)	$1,737,971		$745,788

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value.

Accordingly, the number of contracts and expiration dates are not presented.

(1)	Formerly The Frontier Fund.
(2)	Formerly the Winton Series.
(3)	Formerly the Frontier Heritage Series.
(4)	Assets have been allocated to each Series based upon ownership in the cash management pool. See Note 2.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Operations

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Diversified Fund (2)			Equinox Frontier Masters Fund (3)			Equinox Frontier Long/Short Commodity Fund (4)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013		12/31/2012	12/31/2011
Investment income:
Interest—net	$1,544,382	$2,199,327	$2,399,088	$757,793	$1,038,493	$1,026,007	$945,988		$1,385,312	$1,371,889

Total Income	1,544,382	2,199,327	2,399,088	757,793	1,038,493	1,026,007	945,988		1,385,312	1,371,889

Expenses:
Incentive Fees	760,048	3,269,159	4,954,751	—	488,081	805,663	—		1,059,104	2,887,684
Management Fees	1,417,230	1,896,102	1,988,295	1,271,594	1,429,284	1,439,579	2,055,684		3,459,419	3,607,413
Service Fees—Class 1	1,000,514	1,476,222	1,797,911	639,244	786,529	809,423	307,350		462,999	824,266
Trading Fees	2,113,117	2,955,458	3,469,475	1,045,459	1,312,873	1,411,575	658,060		1,029,157	768,116

Total Expenses	5,290,909	9,596,941	12,210,432	2,956,297	4,016,767	4,466,240	3,021,094		6,010,679	8,087,479

Investment (loss)—net	(3,746,527)	(7,397,614)	(9,811,344)	(2,198,504)	(2,978,274)	(3,440,233)	(2,075,106)		(4,625,367)	(6,715,590)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	734,081	—	—	—	1,805,910	(3,513,968)	(3,943,031)		(25,872,829)	5,096,970
Net change in open trade equity/(deficit)	(566,777)	—	—	—	(776,298)	792,372	(332,329)		20,181,816	2,754,587
Net realized gain/(loss) on swap contracts	—	—	—	—	(55,669)	2,061,339	—		(58,693)	(11,411)
Net unrealized gain/(loss) on swap contracts	37,632	(106,862)	(5,621,987)	—	(2,775)	(1,607,804)	(423,454)		(20,529)	20,529
Net realized gain/(loss) on U.S. Treasury securities	221,284	(23,719)	1,315,339	107,483	222,749	—	138,776		289,571	—
Net unrealized gain/(loss) on U.S. Treasury securities	(1,417,353)	461,598	—	(785,652)	(343,628)	5,038	(731,749)		(446,969)	24,825
Trading commissions	(5,417)	(719,255)	23,748	—	(171,933)	(68,034)	(1,332,595)		(1,813,623)	(457,918)
Change in fair value of investments in unconsolidated trading companies	(4,524,387)	2,466,586	9,711,686	(1,374,353)	2,867,366	4,724,104	(676,035)		(3,343,198)	9,807,106

Net gain/(loss) on investments	(5,520,937)	2,078,348	5,428,786	(2,052,522)	3,545,722	2,393,047	(7,300,417)		(11,084,454)	17,234,688

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(9,267,464)	(5,319,266)	(4,382,558)	(4,251,026)	567,448	(1,047,186)	(9,375,523)		(15,709,821)	10,519,098

Less: Operations attributable to non-controlling interests	—	—	—	—	(51,430)	(27,734)	(3,331,127)		(9,167,707)	6,059,461

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(9,267,464)	$(5,319,266)	$(4,382,558)	$(4,251,026)	$618,878	$(1,019,452)	$(6,044,396)		$(6,542,114)	$4,459,637

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(7.30)	$(5.00)	$(4.18)	$(9.28)	$0.86	$(2.71)	N/A		$(0.72)	$3.40
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	$(15.85)		$(13.13)	$3.75
Class 2	$(6.13)	$(3.48)	$(2.50)	$(8.15)	$2.78	$(0.98)	$(20.39)		$(16.32)	$8.71
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(15.11)		$(11.78)	$6.05
Class 3	N/A	N/A	N/A	$3.90	N/A	N/A	$(20.39)		$(16.27)	$8.70
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$(9.13	)(5)	N/A	N/A

(1)	Formerly The Frontier Fund.
(2)	Formerly the Frontier Diversified Series.
(3)	Formerly the Frontier Masters Series.
(4)	Formerly the Frontier Long/Short Commodity Series.
(5)	Class 3a operations began June 17, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds (1)

Statements of Operations

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Balanced Fund (2)				Equinox Frontier Select Fund (3)
	12/31/2013		12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment income:
Interest—net	$280,359		$276,272	$534,877	$261,102	$263,049	$106,784

Total Income	280,359		276,272	534,877	261,102	263,049	106,784

Expenses:
Incentive Fees	1,348,994		7,081,173	13,141,331	—	65,989	29,678
Management Fees	1,556,049		2,533,302	2,615,058	626,553	1,272,443	1,240,589
Service Fees—Class 1	3,292,195		4,987,704	7,074,592	575,265	865,891	1,422,634
Trading Fees	1,153,606		1,784,001	1,760,639	163,311	244,837	280,872

Total Expenses	7,350,844		16,386,180	24,591,620	1,365,129	2,449,160	2,973,773

Investment (loss)—net	(7,070,485)		(16,109,908)	(24,056,743)	(1,104,027)	(2,186,111)	(2,866,989)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	5,897,135		22,272,341	52,383,136	—	—	—
Net change in open trade equity/(deficit)	2,917,532		103,164	(70,076,328)	—	—	—
Net realized gain/(loss) on swap contracts	(3,554,723)		(175,294)	3,521,124	—	(34,232)	(6,252)
Net unrealized gain/(loss) on swap contracts	2,486,559		(1,334,281)	(19,106,948)	—	(2,448)	2,447
Net realized gain/(loss) on U.S. Treasury securities	362,137		757,245	—	78,233	160,314	—
Net unrealized gain/(loss) on U.S. Treasury securities	(2,496,948)		(1,186,676)	16,555	(419,974)	(239,713)	2,768
Trading commissions	(1,768,376)		(5,037,378)	(4,914,236)	—	—	—
Net change in inter-series receivables	—		—	(1,522,417)	—	—	—
Change in fair value of investments in unconsolidated trading companies	(10,333,444)		(8,016,764)	45,347,382	1,862,939	(1,934,275)	(4,026,248)
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—		—	—	—	(2,172,987)	(135,775)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—		—	—	—	2,084,880	(2,238,083)

Net gain/(loss) on investments	(6,490,128)		7,382,357	5,648,268	1,521,198	(2,138,461)	(6,401,143)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(13,560,613)		(8,727,551)	(18,408,475)	417,171	(4,324,572)	(9,268,132)

Less: Operations attributable to non-controlling interests	2,591,885		4,427,312	(6,164,402)	—	—	—

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(16,152,498)		$(13,154,863)	$(12,244,073)	$417,171	$(4,324,572)	$(9,268,132)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(10.03)		$(8.18)	$(7.45)	$1.20	$(12.36)	$(19.44)
Class 1a	N/A	(4)	$(4.13)	$(7.91)	N/A	N/A	N/A
Class 2	$(8.71)		$(5.82)	$(4.44)	$4.59	$(12.29)	$(19.89)
Class 2a	$(5.56)		$(3.99)	$(5.31)	N/A	N/A	N/A
Class 3a	$(5.55	)(4)	$(4.40)	$(5.30)	N/A	N/A	N/A

(1)	Formerly The Frontier Fund.
(2)	Formerly the Balanced Series
(3)	Formerly the Frontier Select Series.
(4)	Class 1a operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of the Equinox Frontier Funds (1)

Statements of Operations

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Winton Fund (2)			Equinox Frontier Heritage Fund (3)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment income:
Interest—net	$283,863	$531,125	$457,889	$109,122	$134,302	$217,875

Total Income	283,863	531,125	457,889	109,122	134,302	217,875

Expenses:
Incentive Fees	128,097	—	813,809	15,411	—	298,707
Management Fees	1,062,550	1,046,035	1,225,133	366,837	1,006,221	1,382,514
Service Fees—Class 1	857,710	1,046,931	1,271,915	423,800	624,024	1,023,780
Trading Fees	292,162	342,792	285,429	132,205	192,557	221,789

Total Expenses	2,340,519	2,435,758	3,596,286	938,253	1,822,802	2,926,790

Investment (loss)—net	(2,056,656)	(1,904,633)	(3,138,397)	(829,131)	(1,688,500)	(2,708,915)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	—	—	—	—	—	798,159
Net change in open trade equity/(deficit)	—	—	—	—	—	(1,521,787)
Net realized gain/(loss) on swap contracts	—	(57,781)	(9,969)	—	(30,602)	(5,791)
Net unrealized gain/(loss) on swap contracts	—	(7,291)	7,291	591,793	943	(944)
Net realized gain/(loss) on U.S. Treasury securities	115,236	239,533	—	50,795	105,686	—
Net unrealized gain/(loss) on U.S. Treasury securities	(915,676)	(369,593)	(2,017)	(333,572)	(163,574)	(3,545)
Trading commissions	—	—	—	—	—	(274,394)
Change in fair value of investments in unconsolidated trading companies	5,590,566	(1,161,451)	5,869,725	2,207,133	(594,397)	(1,252,281)

Net gain/(loss) on investments	4,790,126	(1,356,583)	5,865,030	2,516,149	(681,944)	(2,260,583)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	2,733,470	(3,261,216)	2,726,633	1,687,018	(2,370,444)	(4,969,498)

Less: Operations attributable to non-controlling interests	—	—	—	264,017	—	(470,719)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,733,470	$(3,261,216)	$2,726,633	$1,423,001	$(2,370,444)	$(4,498,779)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$8.86	$(10.40)	$6.09	$7.50	$(10.18)	$(15.10)
Class 2	$15.87	$(7.52)	$11.83	$13.54	$(9.03)	$(14.34)

(1)	Formerly The Frontier Fund.
(2)	Formerly the Winton Series.
(3)	Formerly the Frontier Heritage Series.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Diversified Fund (2)					Equinox Frontier Masters Fund (3)
	Class 1	Class 1	Class 2	Class 2		Class 1	Class 1	Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total
Owners’ Capital, December 31, 2010	$28,484	$89,993,647	$1,627,227	$67,846,614	$159,495,972	$28,315	$41,185,360	$696,838	$24,365,217	$—	$—	$—	$66,275,730

Sale of Units	—	26,631,502	200,000	17,659,192	44,490,694	—	8,975,267	—	3,222,236	—	—	—	12,197,503
Redemption of Units	—	(41,207,525)	(300,000)	(24,122,979)	(65,630,504)	—	(15,268,645)	(100,000)	(9,260,139)	—	—	—	(24,628,784)
Contributions	—	—	—	—	—	—	—	—	—	—	—	115,000	115,000
Distributions	—	—	—	—	—	—	—	—	—	—	—	(28,854)	(28,854)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(27,734)	(27,734)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,150)	(3,020,052)	(40,487)	(1,320,869)	(4,382,558)	(746)	(829,415)	(6,945)	(182,346)	—	—	—	(1,019,452)

Owners’ Capital, December 31, 2011	27,334	72,397,572	1,486,740	60,061,958	133,973,604	27,569	34,062,567	589,893	18,144,968	—	—	58,412	52,883,409

Sale of Units	—	5,284,631	—	8,821,416	14,106,047	—	7,569,805	—	2,139,804	—	—	—	9,709,609
Redemption of Units	—	(15,292,787)	—	(12,286,026)	(27,578,813)	—	(7,177,491)	—	(4,489,835)	—	—	—	(11,667,326)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	(2,278,332)	(2,278,332)
Contributions	—	—	—	—	—	—	—	—	—	—	—	6,455,785	6,455,785
Distributions	—	—	—	—	—	—	—	—	—	—	—	(4,184,435)	(4,184,435)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(51,430)	(51,430)
Net increase/(decrease) in Owners’ Capital resulting from operations	(1,375)	(3,415,439)	(49,767)	(1,852,685)	(5,319,266)	235	120,814	15,615	482,214	—	—	—	618,878

Owners’ Capital, December 31, 2012	25,959	58,973,977	1,436,973	54,744,663	115,181,572	27,804	34,575,695	605,508	16,277,151	—	—	—	51,486,158

Sale of Units	—	1,513,497	500,000	5,158,402	7,171,899	—	2,886,992	—	599,084	24,204	214,371	—	3,724,651
Redemption of Units	—	(26,569,016)	—	(23,057,953)	(49,626,969)	(24,204)	(11,232,717)	—	(5,932,078)	—	—	—	(17,188,999)
Net increase/(decrease) in Owners’ Capital resulting from operations	(2,006)	(5,198,364)	(87,637)	(3,979,457)	(9,267,464)	(3,600)	(3,114,475)	(45,840)	(1,097,663)	1,070	9,482	—	(4,251,026)

Owners’ Capital, December 31, 2013	$23,953	$28,720,094	$1,849,336	$32,365,655	$63,459,038	$—	$23,115,495	$559,668	$9,846,494	$25,274	$223,853	$—	$33,770,784

Owners’ Capital—Units, December 31, 2010	275	868,850	15,285	637,305		275	399,994	6,586	230,283	—	—

Sale of Units	—	256,557	1,818	164,652		—	87,494	—	30,180	—	—
Redemption of Units	—	(397,037)	(2,802)	(224,221)		—	(147,711)	(959)	(87,380)	—	—

Owners’ Capital—Units, December 31, 2011	275	728,370	14,301	577,736		275	339,777	5,627	173,083	—	—

Sale of Units	—	54,154	—	86,394		—	72,823	—	19,330	—	—
Redemption of Units	—	(157,784)	—	(119,304)		—	(70,626)	—	(41,151)	—	—

Owners’ Capital—Units, December 31, 2012	275	624,740	14,301	544,826		275	341,974	5,627	151,262	—	—

Sale of Units	—	16,810	275	61,537		—	29,925	—	5,701	275	2,711
Redemption of Units	—	(311,820)	—	(253,012)		(275)	(120,181)	—	(57,966)	—	—

Owners’ Capital—Units, December 31, 2013	275	329,730	14,576	353,351		—	251,718	5,627	98,997	275	2,711

		(4)		(4)			(4)		(4)

	Equinox Frontier Diversified Fund (2)				Equinox Frontier Masters Fund (3)
	Class 1	Class 1	Class 2	Class 2	Class 1	Class 1	Class 2	Class 2	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non- Controlling Interests
Net asset value per unit at December 31, 2010		$103.58		$106.46		$102.96		$105.81	$—
Change in net asset value per unit for the year ended December 31, 2011		(4.18)		(2.50)		(2.71)		(0.98)	—

Net asset value per unit at December 31, 2011		99.40		103.96		100.25		104.83	—
Change in net asset value per unit for the year ended December 31, 2012		(5.00)		(3.48)		0.86		2.78	—

Net asset value per unit at December 31, 2012		94.40		100.48		101.11		107.61	88.01
Change in net asset value per unit for the year ended December 31, 2013		(7.30)		(6.13)		(9.28)		(8.15)	3.90

Net asset value per unit at December 31, 2013		$87.10		$94.35		$91.83		$99.46	$91.91	(5)

(1)	Formerly The Frontier Fund.
(2)	Formerly the Frontier Diversified Series.
(3)	Formerly the Frontier Masters Series
(4)	Values are for both the Managing Owner and Limited Owners.
(5)	Class 3 began trading on December 16, 2013.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Long/Short Commodity Fund (2)
	Class 1 (4)	Class 2		Class 3 (4)	Class 1a	Class 1a (5)	Class 2a	Class 2a	Class 3a (5)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2010	$31,185,756	$1,309,512	$14,275,466	$20,998,571	$32,439	$5,619,870	$33,324	$3,728,502	$—	$—	$—	$77,183,440

Sale of Units	75,898	—	—	19,475,762	—	14,327,910	260,000	7,570,730	—	—	—	41,710,300
Redemption of Units	(29,615,581)	(920,000)	(6,812,419)	(13,879,097)	(20,000)	(597,869)	—	(547,685)	—	—	—	(52,392,651)
		—	—	—	—	—	—	—	—	—	28,341,047	28,341,047
Contributions	—	—	—	—	—	—	—	—	—	—	4,105,200	4,105,200
Distributions	—	—	—	—	—	—	—	—	—	—	(28,282,129)	(28,282,129)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	6,059,461	6,059,461
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	2,512,974	109,824	1,226,379	1,214,822	1,832	(472,787)	(10,584)	(122,823)	—	—	—	4,459,637

Owners’ Capital, December 31, 2011	4,159,047	499,336	8,689,426	27,810,058	14,271	18,877,124	282,740	10,628,724	—	—	10,223,579	81,184,305

Sale of Units	9,530	—	—	3,925,505	—	4,928,552	—	3,738,903	—	—	—	12,602,490
Redemption of Units	(4,103,566)	—	(1,435,641)	(9,676,302)	—	(2,574,932)	—	(2,705,180)	—	—	—	(20,495,621)
Change in control of ownership—Trading Companies		—	—	—	—	—	—	—	—	—	7,337,360	7,337,360
Contributions	—	—	—	—	—	—	—	—	—	—	55,863,801	55,863,801
Distributions	—	—	—	—	—	—	—	—	—	—	(59,430,350)	(59,430,350)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(9,167,707)	(9,167,707)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(65,011)	(50,325)	(804,011)	(2,298,214)	(1,539)	(2,259,938)	(26,180)	(1,036,896)	—	—	—	(6,542,114)

Owners’ Capital, December 31, 2012	—	449,011	6,449,774	19,761,047	12,732	18,970,806	256,560	10,625,551	—	—	4,826,683	61,352,164

Sale of Units	—	—	—	—	—	732,853	—	251,400	11,990	298,712	—	1,294,955
Redemption of Units	—	—	(2,799,533)	(8,155,026)	(11,990)	(8,669,037)	—	(6,987,180)	—	(48,178)	—	(26,670,944)
Change in control of ownership—Trading Companies		—	—	—	—	—	—	—	—	—	168,081	168,081
Contributions	—	—	—	—	—	—	—	—	—	—	6,938,123	6,938,123
Distributions	—	—	—	—	—	—	—	—	—	—	(5,372,718)	(5,372,718)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3,331,127)	(3,331,127)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	—	(62,840)	(664,614)	(1,986,425)	(742)	(2,281,796)	(33,589)	(1,009,337)	(999)	(4,054)	—	(6,044,396)

Owners’ Capital, December 31, 2013	$—	$386,171	$2,985,627	$9,619,596	$—	$8,752,826	$222,971	$2,880,434	$10,991	$246,480	$3,229,042	$28,334,138

	Equinox Frontier Long/Short Commodity Fund (2)
	Class 1 (4)	Class 2		Class 3 (4)	Class 1a	Class 1a (5)	Class 2a	Class 2a	Class 3a (5)
	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners
Owners’ Capital—Units, December 31, 2010	234,956	8,544	93,143	137,017	275	47,642	275	30,769	—	—

Sale of Units	531	—	—	115,939	—	112,147	1,947	57,000	—	—
Redemption of Units	(204,936)	(5,461)	(39,495)	(81,248)	(158)	(4,690)	—	(4,231)	—	—

Owners’ Capital—Units, December 31, 2011	30,551	3,083	53,648	171,708	117	155,099	2,222	83,538	—	—

Sale of Units	71	—	—	24,441	—	41,131	—	29,630	—	—
Redemption of Units	(30,622)	—	(9,364)	(60,507)	—	(21,517)	—	(21,133)	—	—

Owners’ Capital—Units, December 31, 2012	—	3,083	44,284	135,642	117	174,713	2,222	92,035	—	—

Sale of Units	—	—	—	—	—	6,946	—	2,208	109	2,936
Redemption of Units	—	—	(20,449)	(58,868)	(117)	(87,268)	—	(65,535)	—	(482)

Owners’ Capital—Units, December 31, 2013	—	3,083	23,835	76,774	—	94,391	2,222	28,708	109	2,454

			(3)			(3)		(3)		(3)
Net asset value per unit at December 31, 2010	$132.73		$153.26	$153.26		$117.96		$121.18		$—
Change in net asset value per unit for the year ended December 31, 2011	3.40		8.71	8.70		3.75		6.05		—

Net asset value per unit at December 31, 2011	136.13		161.97	161.96		121.71		127.23		—
Change in net asset value per unit for the year ended December 31, 2012	(0.72)		(16.32)	(16.27)		(13.13)		(11.78)		—

Net asset value per unit at December 31, 2012	$135.41 (4)		145.65	145.69		108.58		115.45		109.60

Change in net asset value per unit for the year ended December 31, 2013			(20.39)	(20.39)		(15.85)		(15.11)		(9.13)

Net asset value per unit at December 31, 2013			$125.26	$125.30		$92.73		$100.34		$100.47

(1)	Formerly The Frontier Fund
(2)	Formerly Frontier Long/Short Commodity Series
(3)	Values are for both the Managing Owner and Limited Owners.
(4)	Class 1 operations ceased July 17, 2012 and all remaining Class 1a Units were exchanged for Class 3 Units.
(5)	Class 1a operations ceased June 16, 2013 and all remaining Class 1a Units were exchanged for Class 3a Units.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Balanced Fund (2)
	Class 1	Class 1a (4)	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2010	$287,807,510	$5,120,558	$2,679,852	$74,035,876	$165,380	$3,396,994	$3,691,280	$51,529,684	$428,427,134

Sale of Units	680,177	5,618	1,250,000	16,575	—	—	810,623	—	2,762,993
Redemption of Units	(94,481,950)	(2,387,579)	(530,000)	(12,512,325)	—	(652,135)	(1,420,305)	—	(111,984,294)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	17,035,844	17,035,844
Contributions	—	—	—	—	—	—	—	136,058,408	136,058,408
Distributions	—	—	—	—	—	—	—	(157,826,198)	(157,826,198)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	(6,164,402)	(6,164,402)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(10,220,419)	(202,038)	(48,244)	(1,519,167)	(6,566)	(118,843)	(128,796)	—	(12,244,073)

Owners’ Capital, December 31, 2011	183,785,318	2,536,559	3,351,608	60,020,959	158,814	2,626,016	2,952,802	40,633,336	296,065,412

Sale of Units	476,872	482	—	16,101	—	—	(2,264,602)	—	2,758,057
Redemption of Units	(29,506,573)	(2,524,092)	—	(9,823,477)	—	(1,734,065)	(1,294,313)	—	(44,882,520)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(3,881,178)	(3,881,178)
Contributions	—	—	—	—	—	—	—	151,972,482	151,972,482
Distributions	—	—	—	—	—	—	—	(148,335,019)	(148,335,019)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	4,427,312	4,427,312
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(10,848,745)	(12,949)	(125,824)	(1,979,799)	(4,930)	(36,315)	(146,301)	—	(13,154,863)

Owners’ Capital, December 31, 2012	143,906,872	—	3,225,784	48,233,784	153,884	855,636	3,776,790	44,816,933	244,969,683

Sale of Units	268,363	—	—	14,888	—	—	—	—	283,251
Redemption of Units	(51,009,054)	—	(1,547,933)	(19,738,454)	—	(458,658)	(1,302,545)	—	(74,056,644)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	(58,711,893)	(58,711,893)
Contributions	—	—	—	—	—	—	—	78,053,072	78,053,072
Distributions	—	—	—	—	—	—	—	(55,150,629)	(55,150,629)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	2,591,885	2,591,885
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(12,364,647)	—	(303,318)	(3,273,634)	(6,881)	(52,402)	(151,616)	—	(16,152,498)

	Equinox Frontier Balanced Fund (2)
	Class 1	Class 1a (4)	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2013	$80,801,534	$—	$1,374,533	$25,236,584	$147,003	$344,576	$2,322,629	$11,599,368	$121,826,227

Owners’ Capital—Units, December 31, 2010	2,181,233	44,006	16,806	464,304	1,237	25,416	27,616

Sale of Units	5,200	48	8,074	105	—	—	6,135
Redemption of Units	(710,302)	(20,666)	(3,260)	(77,236)	—	(4,956)	(10,746)

Owners’ Capital—Units, December 31, 2011	1,476,131	23,388	21,620	387,173	1,237	20,460	23,005

Sale of Units	3,904	4	—	104	—	—	17,592
Redemption of Units	(242,862)	(23,392)	—	(64,003)	—	(13,580)	(10,128)

Owners’ Capital—Units, December 31, 2012	1,237,173	—	21,620	323,274	1,237	6,880	30,469

Sale of Units	2,461	—	—	106	—	—	—
Redemption of Units	(479,428)	—	(11,836)	(143,753)	—	(3,979)	(10,854)

Owners’ Capital—Units, December 31, 2013	760,206	—	9,784	179,627	1,237	2,901	19,615

			(3)			(3)
Net asset value per unit at December 31, 2010	$131.95	$116.36		$159.46 (3)		$133.66	$133.66
Change in net asset value per unit for the year ended December 31, 2011	(7.45)	(7.91)		(4.44)		(5.31)	(5.30)

Net asset value per unit at December 31, 2011	124.50	108.45		155.02		128.35	128.36
Change in net asset value per unit for the year ended December 31, 2012	(8.18)	(4.13)		(5.82)		(3.99)	(4.40)

Net asset value per unit at December 31, 2012	116.32	$104.32		149.20		124.36	123.96

Change in net asset value per unit for the year ended December 31, 2013	(10.03)			(8.71)		(5.56)	(5.55)

Net asset value per unit at December 31, 2013	$106.29			$140.49		$118.80	$118.41

(1)	Formerly The Frontier Fund.
(2)	Formerly the Balanced Series.
(3)	Values are for both the Managing Owner and Limited Owners.
(4)	The Equinox Frontier Balanced Fund Class 1a ceased trading operations on July 17, 2012

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Select Fund (2)				Equinox Frontier Winton Fund (3)				Equinox Frontier Heritage Fund (4)
	Class 1	Class 2			Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2010	$61,842,996	$136,528	$8,249,804	$70,229,328	$49,350,981	$230,781	$11,137,675	$60,719,437	$45,898,246	$61,691	$11,550,501	$5,680,358	$63,190,796
Sale of Units	73,374	—	—	73,374	256,132	—	—	256,132	111,245	—	—	—	111,245
Redemption of Units	(18,343,967)	(120,000)	(2,956,631)	(21,420,598)	(13,146,425)	(200,000)	(307,653)	(13,654,078)	(17,353,576)	—	(4,995,641)	—	(22,349,217)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	(5,222,639)	(5,222,639)
Contributions	—	—	—	—	—	—	—	—	—	—	—	3,981,000	3,981,000
Distributions	—	—	—	—	—	—	—	—	—	—	—	(3,968,000)	(3,968,000)
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(470,719)	(470,719)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(8,391,772)	(8,650)	(867,710)	(9,268,132)	1,885,111	3,495	838,027	2,726,633	(3,872,396)	(6,138)	(620,245)	—	(4,498,779)

Owners’ Capital, December 31, 2011	35,180,631	7,878	4,425,463	39,613,972	38,345,799	34,276	11,668,049	50,048,124	24,783,519	55,553	5,934,615	—	30,773,687
Sale of Units	31,560	—	—	31,560	204,803	—	—	204,803	59,915	—	—	—	59,915
Redemption of Units	(9,042,397)	—	(933,922)	(9,976,319)	(5,169,260)	—	(862,917)	(6,032,177)	(6,118,966)	—	(1,590,653)	—	(7,709,619)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(3,903,036)	(865)	(420,671)	(4,324,572)	(2,736,134)	(1,555)	(523,527)	(3,261,216)	(2,043,970)	(3,870)	(322,604)	—	(2,370,444)

Owners’ Capital, December 31, 2012	22,266,758	7,013	3,070,870	25,344,641	30,645,208	32,721	10,281,605	40,959,534	16,680,498	51,683	4,021,358	—	20,753,539
Sale of Units	14,901	—	—	14,901	171,785	—	—	171,785	40,552	—	—	—	40,552
Redemption of Units	(6,736,727)	—	(1,428,138)	(8,164,865)	(6,407,920)	—	(832,032)	(7,239,952)	(6,463,086)	—	(1,575,538)	—	(8,038,624)
Change in control of ownership—Trading Companies	—	—	—	—	—	—	—	—	—	—	—	2,151,620	2,151,620
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Operations attributable to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	264,017	264,017
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	308,015	323	108,833	417,171	1,755,074	3,281	975,115	2,733,470	1,070,442	5,801	346,758	—	1,423,001

Owners’ Capital, December 31, 2013	$15,852,947	$7,336	$1,751,565	$17,611,848	$26,164,147	$36,002	$10,424,688	$36,624,837	$11,328,406	$57,484	$2,792,578	$2,415,637	$16,594,105

	Equinox Frontier Select Fund (2)				Equinox Frontier Winton Fund (3)				Equinox Frontier Heritage Fund (4)
	Class 1	Class 2			Class 1	Class 2			Class 1	Class 2
	Limited Owners	Managing Owner		Limited Owners	Limited Owners	Managing Owner		Limited Owners	Limited Owners	Managing Owner		Limited Owners
Owners’ Capital—Units, December 31, 2010	559,848	1,036		62,628	365,451	1,499		72,328	383,032	428		80,192
Sale of Units	704	—		—	1,867	—		—	964	—		—
Redemption of Units	(174,019)	(966)		(23,057)	(95,614)	(1,292)		(1,960)	(147,347)	—		(34,437)

Owners’ Capital—Units, December 31, 2011	386,533	70		39,571	271,704	207		70,368	236,649	428		45,755
Sale of Units	361	—		—	1,520	—		—	595	—		—
Redemption of Units	(103,821)	—		(8,723)	(38,810)	—		(5,416)	(60,825)	—		(12,430)

Owners’ Capital—Units, December 31, 2012	283,073	70		30,848	234,414	207		64,952	176,419	428		33,325
Sale of Units	187	—		—	1,279	—		—	411	—		—
Redemption of Units	(84,742)	—		(14,028)	(48,255)	—		(5,098)	(65,825)	—		(12,518)

Owners’ Capital—Units, December 31, 2013	198,518	70		16,820	187,438	207		59,854	111,005	428		20,807

			(5)				(5)				(5)
Net asset value per unit at December 31, 2010	$110.46			$131.73	$135.04			$153.99	$119.83			$144.04
Change in net asset value per unit for the year ended December 31, 2011	(19.44)			(19.89)	6.09			11.83	(15.10)			(14.34)

Net asset value per unit at December 31, 2011	91.02			111.84	141.13			165.82	104.73			129.70
Change in net asset value per unit for the year ended December 31, 2012	(12.36)			(12.29)	(10.40)			(7.52)	(10.18)			(9.03)

Net asset value per unit at December 31, 2012	78.66			99.55	130.73			158.30	94.55			120.67
Change in net asset value per unit for the year ended December 31, 2013	1.20			4.59	8.86			15.87	7.50			13.54

Net asset value per unit at December 31, 2013	$79.86			$104.14	$139.59			$174.17	$102.05			$134.21

(1)	Formerly The Frontier Fund.
(2)	Formerly the Frontier Select Series.
(3)	Formerly the Winton Series.
(4)	Formerly the Frontier Heritage Series.
(5)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Diversified Fund (2)			Equinox Frontier Masters Fund (3)			Equinox Frontier Long/Short Commodity Fund (4)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(9,267,464)	$(5,319,266)	$(4,382,558)	$(4,251,026)	$567,448	$(1,047,186)	$(9,375,523)	$(15,709,821)	$10,519,098
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity/(deficit), at fair value	—	—	—	—	792,372	(792,372)	(3,529,786)	(22,213,823)	25,934,678
Net change in options purchased, at fair value	—	—	—	—	—	—	2,802,580	(2,901,320)	—
Net change in options written, at fair value	—	—	—	—	—	—	(756,040)	928,690	(2,640,380)
Net change in ownership allocation of U.S. Treasury securities	1,994,333	437,135	(2,912,826)	(2,345,194)	(1,323,698)	(3,683,954)	5,740,545	(906,246)	(15,719,642)
Net change in ownership allocation of custom time deposits	2,640,745	1,255,558	(6,680,291)	7,088,729	(9,354,968)	(18,343,873)	1,073,843	(1,750,221)	12,468
Net change in ownership allocation of credit default swaps	—	423	(80,518)	—	(1,219)	(44,941)	—	(4,324)	—
Net realized (gain) on swap contracts	—	106,862	5,621,987	—	55,669	1,607,804	—	58,693	11,411
Net unrealized (gain)/loss on swap contracts	(37,632)	23,719	(1,315,339)	—	2,775	(2,061,339)	423,454	20,529	(20,529)
Net unrealized (gain)/loss on U.S. Treasury securities	1,417,353	719,255	(23,748)	785,652	343,628	(5,038)	731,749	446,969	(24,825)
Net realized (gain)/loss on U.S. Treasury securities	(221,284)	(461,598)		(107,483)	(222,749)	—	(138,776)	(289,571)	—
(Purchases) sales of:
Sales of swap contracts	—	—	7,096,699	—	—	26,826,316	—	—	—
Purchases of swap contracts	(3,400,000)	—	(45,928)	—	—	(142,819)	(2,880,000)	—	(78,248)
Sales of custom time deposits	64,234,395	7,187,810	8,477,490	31,200,148	3,966,650	5,505,655	40,253,896	3,484,028	11,163,129
Purchases of U.S. Treasury securities	(41,076,052)	—	—	(21,350,596)	—	—	(23,127,167)	—	—
Sales of U.S. Treasury securities	3,683,233	12,009,512	—	1,789,033	6,222,456	—	2,309,899	7,826,548	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	5,107,749	(5,107,749)	6,934,165	33,051,048	(47,822,021)
Change in control of ownership—trading companies	—	—	—	—	(2,278,332)	—	168,081	7,337,360	28,341,047
Contributions to trading companies	—	—	—	—	6,455,785	115,000	6,938,123	55,863,801	4,105,200
Distributions from trading companies	—	—	—	—	(4,184,435)	(28,854)	(5,372,718)	(59,430,350)	(28,282,129)
Investments in unconsolidated trading companies, at fair value	21,989,154	(4,586,255)	16,699,924	605,087	(5,053,883)	11,203,744	3,019,469	406,750	28,882,460
Prepaid service fees—Class 1	35,289	122,742	244,867	46,111	(6,326)	154,010	38,297	54,499	(48,614)

	Equinox Frontier Diversified Fund (2)			Equinox Frontier Masters Fund (3)			Equinox Frontier Long/Short Commodity Fund (4)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Interest receivable	(467,269)	174,871	(42,984)	(290,080)	68,961	(51,616)	(197,635)	97,376	(38,036)
Receivable from related parties	113,446	(98,119)	73,638	36,675	(38,735)	—	(2,406)	3,522	(4,071)
Other assets	—	10,129	(10,069)	—	6,162	(6,147)	—	9,592	(9,380)
Incentive fees payable to Managing Owner	385,647	(332,130)	(931,069)	—	—	(229,686)	—	(127,052)	(1,473,651)
Management fees payable to Managing Owner	(48,684)	(30,044)	40,474	(11,247)	733	9,010	(172,496)	(7,298)	(15,361)
Interest payable to Managing Owner	(25,174)	(12,521)	954	(10,441)	(3,380)	10,074	(18,354)	(4,295)	9,470
Trading fees payable to Managing Owner	(92,003)	(40,852)	(41,281)	(32,165)	(426)	(26,563)	(44,612)	(4,246)	38,947
Service fees payable to Managing Owner	(42,914)	12,300	27,974	(11,565)	5,512	20,017	(9,109)	1,154	(46,766)
Payables to related parties	(19,435)	19,435	(57,770)	(9,635)	9,579	(113,855)	(34,036)	34,037	(8,528)
Other liabilities	—	(2,173)	(12,755)	—	(856)	(5,421)	—	—	(10,961)

Net cash provided by (used in) operating activities	41,795,684	11,196,793	21,746,871	13,132,003	1,136,472	13,760,217	24,775,443	6,276,029	12,774,766

Cash Flows from Financing Activities:
Proceeds from sale of units	7,171,899	14,106,047	44,490,694	3,724,651	9,709,609	12,197,503	1,294,955	12,602,490	41,710,300
Payment for redemption of units	(49,626,969)	(27,578,813)	(65,630,504)	(17,188,999)	(11,667,326)	(24,628,784)	(26,670,944)	(20,495,621)	(52,392,651)
Pending owner additions	(21,608)	(219,188)	(379,830)	(14,097)	(7,267)	(123,284)	(62,537)	21,571	(85,001)
Owner redemptions payable	(172,998)	200,301	102,096	(70,265)	136,457	(178,226)	(236,650)	259,833	(76,477)

Net cash provided by (used in) financing activities	(42,649,676)	(13,491,653)	(21,417,544)	(13,548,710)	(1,828,527)	(12,732,791)	(25,675,176)	(7,611,727)	(10,843,829)

Net increase (decrease) in cash and cash equivalents	(853,992)	(2,294,860)	329,327	(416,707)	(692,055)	1,027,426	(899,733)	(1,335,698)	1,930,937
Cash and cash equivalents, beginning of period	2,681,889	4,976,749	4,647,422	1,542,661	2,234,716	1,207,290	1,710,151	3,045,849	1,114,912

Cash and cash equivalents, end of period	$1,827,897	$2,681,889	$4,976,749	$1,125,954	$1,542,661	$2,234,716	$810,418	$1,710,151	$3,045,849

(1)	Formerly The Frontier Fund.
(2)	Formerly the Frontier Diversified Series.
(3)	Formerly the Frontier Masters Series
(4)	Formerly the Frontier Long/Short Commodity Series.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Balanced Fund (2)			Equinox Frontier Select Fund (3)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(13,560,613)	$(8,727,551)	$(18,408,475)	$417,171	$(4,324,572)	$(9,268,132)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(5,046,933)	2,287,443	23,941,743	—	—	—
Net change in options purchased, at fair value	273,255	11,488,945	(7,629,621)	—	—	—
Net change in options written, at fair value	18,493	(3,161,090)	(1,931,274)	—	—	2,680,199
Net change in ownership allocation of U.S. Treasury securities	(1,354,013)	3,447,652	(7,080,628)	2,451,156	(458,236)	6,356,295
Net change in custom time deposits	(2,142,989)	15,147,587	34,673	(6,070,806)	(163,629)	33,510
Net change in ownership allocation of credit default swaps	—	—	—	—	(2,283)	—
Net change in ownership allocation of total return swaps	—	20,259	2,002,497	—	—	—
Net unrealized (gain)/loss on swap contracts	(2,486,559)	1,334,945	19,106,948	—	2,448	(2,447)
Net realized (gain)/loss on swap contracts	3,554,723	175,294	(3,521,124)	—	34,232	6,252
Net unrealized (gain)/loss on U.S. Treasury securities	2,496,948	1,186,676	16,555	419,974	239,713	(2,768)
Net realized (gain)/loss on U.S. Treasury securities	(362,137)	(757,245)	—	(78,233)	(160,314)
Net realized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	2,172,987	135,775
Net unrealized (gain)/loss on investment in Berkeley Quantitative Colorado Fund LLC	—	—	—	—	(2,084,880)	2,238,082 —
(Purchases) sales of:
Sales of swap contracts	20,699,311	—	27,897,084	—	—	—
Purchase of swap contracts	(9,600,000)	—	(19,527,925)	—	—	(71,712)
Sales of custom time deposits	105,121,180	14,559,264	28,695,160	22,708,344	3,302,228	13,639,642
Purchases of U.S. Treasury securities	(69,405,262)	—	—	(13,437,579)	—	—
Sales of U.S. Treasury securities	6,027,702	19,339,500	—	1,302,165	3,764,667	—
Sale of Berkeley Quantitative Colorado Fund LLC	—	—	—	—	6,182,737	1,512,397
Increase and/or decrease in:
Receivable from futures commission merchants	68,577,541	(17,307,299)	10,662,500	—	—	—
Change in control of ownership—trading companies	(58,711,893)	(3,881,178)	17,035,844	—	—	—
Investments in unconsolidated trading companies, at fair value	6,479,813	(1,937,319)	23,816,569	508,965	860,538	4,431,824
Contributions to trading companies	78,053,072	151,972,482	136,058,408	—	—	—
Distributions from trading companies	(55,150,629)	(148,335,019)	(157,826,198)	—	—	—
Prepaid service fees—Class 1	(234)	—	41,137,058	—	—	16
Interest receivable	(855,932)	319,779	(31,251)	(127,665)	46,617	35,778
Receivable from related parties	17,313	(17,313)	—	—	—	—
Other assets	34,248	13,972	(29,414)	—	7,914	(7,777)
Incentive fees payable to Managing Owner	164,611	(667,725)	(1,493,745)	—	—	(270,557)
Management fees payable to Managing Owner	(80,070)	(48,370)	127,380	(53,291)	1,689	(51,055)
Interest payable to Managing Owner	(184,059)	(67,523)	248,821	(20,366)	(25,257)	(51,479)
Trading fees payable to Managing Owner	(59,750)	(43,523)	105,311	(4,512)	(9,155)	(4,502)
Service fees payable to Managing Owner	(142,656)	(102,438)	239,055	(15,657)	(32,314)	(61,291)
Payables to related parties	10,645	(918)	(65,107)	(47,058)	47,267	(9,786)
Other liabilities	—	(8,437)	5,308	—	(1,373)	420

Net cash provided by (used in) operating activities	72,385,126	36,230,850	113,586,152	7,952,608	9,401,024	21,268,684

Cash Flows from Financing Activities:
Proceeds from sale of units	283,251	2,758,058	2,762,993	14,901	31,560	73,374
Payment for redemption of units	(74,056,644)	(44,882,520)	(111,984,294)	(8,164,865)	(9,976,319)	(21,420,598)
Pending owner additions	(20,154)	(10,377)	45,208	(528)	(1,874)	3,396
Owner redemptions payable	589,136	257,706	(27,871)	28,505	(142,459)	86,371

Net cash provided by (used in) financing activities	(73,204,411)	(41,877,133)	(109,203,964)	(8,121,987)	(10,089,092)	(21,257,457)

Net increase (decrease) in cash and cash equivalents	(819,285)	(5,646,283)	4,382,188	(169,379)	(688,068)	11,227
Cash and cash equivalents, beginning of period	4,111,855	9,758,138	5,375,950	664,310	1,352,378	1,341,151

Cash and cash equivalents, end of period	$3,292,570	$4,111,855	$9,758,138	$494,931	$664,310	$1,352,378

(1)	Formerly The Frontier Fund.
(2)	Formerly the Balanced Series
(3)	Formerly the Frontier Select Series.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (1)

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	Equinox Frontier Winton Fund (2)			Equinox Frontier Heritage Fund (3)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$2,733,470	$(3,261,216)	$2,726,633	$1,687,018	$(2,370,444)	$(4,969,498)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	—	—	—	—	—	1,427,138
Net change in ownership allocation of U.S. Treasury securities	(4,943,695)	1,510,822	196,565	595,184	327,333	3,201,951
Net change in custom time deposits	(2,158,448)	851,817	(2,508,040)	263,127	(17,599)	8,934,476
Net change in ownership allocation of credit default swaps	—	(3,184)	18,791	—	722	26,895
Net change in ownership allocation of total return swaps	—	—	—	(4,843,391)	—	—
Net unrealized (gain)/loss on swap contracts	—	7,291	—	(591,793)	(943)	—
Net realized (gain)/loss on swap contracts	—	57,781	(7,291)	—	30,602	944
Net unrealized (gain) loss on U.S. Treasury securities, at fair value	915,676	369,593	9,969	333,572	163,574	5,791
Net realized (gain) loss on U.S. Treasury securities, at fair value	(115,236)	(239,533)	2,017	(50,795)	(105,686)	3,545
(Purchases) sale of:
Purchases of swap contracts	—	—	(83,357)	—	—	(64,011)
Sales of custom time deposits	33,450,843	3,437,418	12,335,669	13,164,888	4,056,931	13,486,442
Purchases of U.S. Treasury Securities, at fair value	(23,566,992)	—	—	(9,774,740)	—	—
Sales of U.S. Treasury Securities, at fair value	1,918,089	4,372,506	—	845,472	2,678,561	—
Increase and/or decrease in:
Receivable from futures commission merchants	—	—	—	—	—	11,090,076
Change in control of ownership of trading companies	—	—	—	2,151,620	—	(5,222,639)
Contributions to trading companies	—	—	—	—	—	3,981,000
Distributions from trading companies	—	—	—	—	—	(3,968,000)
Investments in unconsolidated trading companies, at fair value	(913,358)	(2,134,049)	1,490,991	4,285,589	2,298,569	(5,090,173)
Interest receivable	(352,719)	82,775	1,337	(110,038)	42,201	43,075
Receivable from related parties	—	6,890	(6,773)	—	6,520	(6,409)
Other assets	—	—	(467,341)	—	—	(623,629)
Incentive fees payable to Managing Owner	128,097	—	—	15,411	—	—
Management fees payable to Managing Owner	14,122	(4,421)	(32,116)	(35,027)	(36,669)	(67,825)
Interest payable to Managing Owner	(9,504)	(15,125)	(17,776)	(15,244)	(17,257)	(45,025)
Trading fees payable to Managing Owner	(2,197)	(5,261)	6,057	(3,936)	(6,279)	(4,700)
Service fees payable to Managing Owner	(9,502)	(15,488)	(21,041)	(12,631)	(19,025)	(46,557)
Payables to related parties	4,494	244	(25,066)	958	(39)	(11,953)
Other liabilities	—	(1,381)	719	—	(2,244)	1,242

Net cash provided by (used in) operating activities	7,093,140	5,017,479	13,619,947	7,905,244	7,028,828	22,082,156

Cash Flows from Financing Activities:
Proceeds from sale of units	171,785	204,803	256,132	40,552	59,915	111,245
Payment for redemption of units	(7,239,952)	(6,032,177)	(13,654,078)	(8,038,624)	(7,709,619)	(22,349,216)
Pending owner additions	(3,130)	(3,767)	18,811	(1,099)	(1,787)	5,763
Owner redemptions payable	54,433	11,845	1,836	(18,231)	2,780	(46,387)

Net cash provided by (used in) financing activities	(7,016,864)	(5,819,296)	(13,377,299)	(8,017,402)	(7,648,711)	(22,278,595)

Net increase (decrease) in cash and cash equivalents	76,276	(801,817)	242,648	(112,158)	(619,883)	(196,439)
Cash and cash equivalents, beginning of period	1,249,455	2,051,272	1,808,624	536,159	1,156,042	1,352,481

Cash and cash equivalents, end of period	$1,325,731	$1,249,455	$2,051,272	$424,001	$536,159	$1,156,042

(1)	Formerly The Frontier Fund.
(2)	Formerly the Winton Series
(3)	Formerly the Frontier Heritage Series.

The accompanying notes are an integral part of these financial statements.

The Series of Equinox Frontier Funds (Formerly The Frontier Fund)

Notes to Financial Statements

1. Organization and Purpose

Equinox Frontier Funds (formerly The Frontier Fund), which is referred to in this report as the “Trust”, was formed on August 8, 2003, as a Delaware statutory trust. Please refer to the consolidated financial statements of the Trust included within this annual report. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as may be amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

The Trust, in relation to the Series, has been organized to pool assets of investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust, in relation to the Series, may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

As of December 9, 2013, the Balanced Series of the Trust became known as the Equinox Frontier Balanced Fund, the Frontier Diversified Series of the Trust became known as the Equinox Frontier Diversified Fund, the Frontier Heritage Series became known as Equinox Frontier Heritage Fund, the Frontier Long/Short Commodity Series became known as the Equinox Frontier Long/Short Commodity Fund, the Frontier Masters Series became known as the Equinox Frontier Masters Fund, the Frontier Select Series became known as the Equinox Frontier Select Fund, and the Winton Series became known as the Equinox Frontier Winton Fund.

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Frontier Winton Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), (each a “Series” and collectively, the “Series”). The Currency Series ceased trading on April 18, 2013 and the TBG Institutional Series ceased trading on May 23, 2013. The Trust, with respect to the Series, may issue additional Series of Units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies);

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) and Equinox Frontier Masters Fund (formerly Frontier Masters Series) or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) or Equinox Frontier Balanced Fund (formerly Balanced Series) will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust, with respect to the Series, on account of and for the benefit of that Series. Under the “Inter-Series Limitation on Liability” expressly provided for under Section 3804(a) of the Trust Act, separate and distinct records of the cash and equivalents, although pooled for maximizing returns, is maintained in the books and records of each Series.

As of December 31, 2013, the Trust, with respect to the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Frontier Winton Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund (formerly Balanced Series) and the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

During July 2012, Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) Class 1 Units and Equinox Frontier Balanced Fund (formerly Balanced Series) Class 1a Units ceased Trading Operations and all remaining Units were exchanged for Class 3 Units and Class 3a Units, respectively.

As of December 31, 2013, Equinox Frontier Winton Fund (formerly Winton Series) has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining series have invested a portion of its assets in several different Trading Companies and one or more Trading Advisors may manage the assets invested in such Trading Companies.

In November 2010, the Equinox Frontier Select Fund (formerly Frontier Select Series) invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Series. This investment was liquidated on March 20, 2012.

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith.

2. Significant Accounting Policies

The following are the significant accounting policies of the Series of the Trust.

Basis of Presentation—The Series of the Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows.

Consolidation—The Series, through investing in the Trading Companies, authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. Trading Companies in which a Series has a controlling and majority equity interest are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest are accounted for under the equity method, which approximates fair value. Fair value represents the proportionate share of the Series interest in the NAV in a Trading Company. The equity interest held by Series of the Trust is shown as investments in unconsolidated trading companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the statements of operations as change in fair value of investments in unconsolidated trading companies.

The consolidated financial statements of the Equinox Frontier Balanced Fund (formerly Balanced Series) include the assets, liabilities and earnings of its majority-controlled trading companies; Frontier Trading Company I LLC and Frontier Trading Company IX, LLC and the assets and liabilities of its majority owned Trading Companies, the earnings of Frontier Trading Company XIV, LLC from November 1, 2013 to December 31, 2013, the earnings of Frontier Trading Company XXIII, LLC from July 11, 2012 to March 12, 2013 and from April 29, 2013 to December 31, 2013 and the earnings of Frontier Trading Company XXXIV, LLC from July 31, 2013 to December 31, 2013. Also included in the consolidated financial statements were the earnings of its majority controlled trading company, Frontier Trading Company XVIII, LLC from January 1, 2011 through May 14, 2012, the earnings from Frontier Trading Company XIV, LLC from January 1, 2013 through May 16, 2013, the earnings from Frontier Trading Company XV, LLC from January 1, 2012 through September 30, 2012, and the earnings from Frontier Trading Company XVII, LLC from January 1, 2013 through April 18, 2013. Multiple Series have investment interests in Frontier Trading Company I LLC. The Managing Owner assigns the full ownership and earnings of that swap identified in footnote four as Option/Swap with Societe Generale, owned by Frontier Trading Company I LLC, to Equinox Frontier Balanced Fund (formerly Balanced Series).

The consolidated financial statements of the Equinox Frontier Long/Short Commodity Fund (Frontier Long/Short Commodity Series) include the assets, liabilities and earnings of its majority controlled trading companies; Frontier Trading Company VII, LLC, from September 28, 2011 to December 31, 2013, Frontier Trading Company XVIII, LLC from May 15, 2012 through December 31, 2013, and Frontier Trading Company XXXVII, LLC from July 31, 2013 through December 31, 2013.

The consolidated financial statements of the Equinox Frontier Masters Fund (Formerly Frontier Masters Series) include the assets, liabilities and earnings of its majority controlled trading company, Frontier Trading Company XXI, LLC (earnings from March 1, 2011 through December 28, 2012).

The consolidated financial statements of the Equinox Frontier Diversified Fund (Formerly Frontier Diversified Series) include the assets, liabilities and earnings of its majority controlled trading company, Frontier Trading Company V, LLC (earnings from March 9, 2013 through August 26, 2013 (Closed)) and Frontier Trading Company XXXV, LLC from July 31, 2013 through December 31, 2013.

The consolidated financial statements of the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) include the assets, liabilities and earnings of its majority controlled trading company, Frontier Trading Company XXXIX, LLC (earnings from November 18, 2013 through December 31, 2013).

Frontier Trading Company XXXVIII, LLC assets, liabilities and earnings are allocated to all the Series of the Trust based on their proportionate share of the cash pool.

Investment in Berkeley Quantitative Colorado Fund LLC—The Equinox Frontier Select Fund (formerly Frontier Select Series) had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010 and was liquidated on March 20, 2012. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Equinox Frontier Select Fund (formerly Frontier Select Series) because the Trust had no control or transparency over the operations of the trading company. This investment was shown on the statements of financial condition with the change in fair value shown in net unrealized gain/ (loss) on the Berkeley Quantitative Colorado Fund LLC. This investment was liquidated on March 20, 2012.

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates, and such differences could be material.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less.

Interest Income—Aggregate interest income from all sources, including U.S. Treasuries, custom time deposits and assets held at Futures Commission Merchants (“FCM”), of up to two percentage points of the aggregate percentage yield (annualized), is paid to the Managing Owner by the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1 and Class 2 only), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Winton Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series). For the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series) and Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1a, Class 2a and Class 3a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Series.

U.S. Treasury Securities, custom time deposits and certain demand deposits are pooled for purposes of maximizing returns on these assets to investors of all Series. Interest income from pooled cash management assets is recognized on the accrual basis and allocated daily to each Series based upon its daily proportion of ownership of the pool.

U.S. Treasury Securities—U.S. Treasury Securities are allocated to all Series of the Trust based on each Series’ percentage ownership in the pooled cash management assets as of the reporting date. They are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Series of the Trust valued U.S. Treasury Securities at fair value and recorded the daily change in value in the statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the statements of financial condition as interest receivable.

Custom Time Deposits— In October 2008, the Trust invested approximately $272 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 3.75% and matured nine months from the deposit date and were subject to automatic six-month rollovers through October 2013. In September 2009, the Trust invested approximately $100 million in custom time deposits with U.S. Bank N.A. The time deposits earned a guaranteed fixed interest rate of 2.17% and matured six months from the deposit date and were subject to automatic six-month rollovers through October 2014. In April 2010, the Trust invested approximately $50 million in custom time deposits with U.S. Bank N.A. The time deposits earned a guaranteed fixed interest rate of 2.40% and matured six months from the deposit date and were subject to automatic six-month rollovers through October 2015. Custom time deposits were allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust valued the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.49 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820. All three tranches of the custom time deposits described above have been redeemed as of December 31, 2013. Proceeds of redeemed time deposits were used to fund counterparty margin requirements, investor redemptions from the Trust, or other operating needs of the Trust.

Credit Default Swaps—The Series of the Trust invested in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps were allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps were reported at fair value based upon counterparty value per the valuation policy. The Series of the Trust recorded the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts. All Credit Default Swaps expired during March 2012.

Receivable From Futures Commission Merchants—The Series of the Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as open trade equity (deficit) as there exists a right of offset of unrealized gains or losses in accordance with ASC 210, Balance Sheet (“ASC 210”).

Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market. For U.S. Treasury securities, interest is recognized in the period earned and the instruments are marked-to-market daily based on third party information. Custom time deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the statements of operations.

Foreign currency transactions—The Series’ functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. The Series do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Allocation of Earnings—Each Series of the Trust may maintain three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Each Series allocates funds to an affiliated Trading Company, or Companies, of the Trust. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as Swaps that are directly allocated to a specific series). The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Company, or Companies.

Payments by the Managing Owner—The Managing Owner may make discretionary payments to a Series related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or its affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the statement of operations as a net increase from payments by managing owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner. During 2013, no payments were made on a discretionary basis.

Investments and Swaps—The Trust, with respect to the Series, records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value basis upon daily reports from the counterparty. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments of based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place.

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust, with respect to the Series. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust, with respect to the Series, is treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, the Trust is not a publicly traded partnership treated as a corporation, and (ii) the discussion set forth in the Prospectus under the heading “Federal Income Tax Consequences” correctly summarizes the material Federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust, with respect to the Series, are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust, with respect to the Series.

Service Fees—The Trust may maintain each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) and Equinox Frontier Masters Fund (formerly Frontier Masters Series) or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

These service fees are part of the offering costs of the Trust, with respect to the Series, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are borne by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

Pending Owner Additions—Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the NAV per unit of the second business day following receipt.

Recently Adopted Accounting Pronouncements—In December of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. FASB issued additional clarification to specify that the guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria of the Codification or subject to a master netting arrangement or similar agreement. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Series financial position or results of operations.

Recently Issued Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under U.S. GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial positions or results of operations.

Reclassification – Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation. None of the reclasses had an impact on the NAV or performance of the Series.

Subsequent Events—The Trust, with respect to the Series, follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. No events or transactions requiring recognition or disclosure have been identified.

3. Fair Value Measurements

In connection with the valuation of investments the Series apply ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets that the reporting entity has the ability to access at the measurement date.
Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial asset or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trust, with respect to the Series, uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury securities and open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury securities and futures contracts, are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currency forwards are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments of based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation requires significant estimates utilizing Level 3 inputs, corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each Swap and its subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior a financial engineer to ensure the design and function of the model is stable and performs as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service. The valuation committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provided by the pricing service.

Investment in Unconsolidated Trading Companies. This investment represents the fair value of the allocation of cash, futures, forwards, options and swaps to each respective Series relative to its trading allocations from unconsolidated Trading Companies. The Series may redeem their investment in the trading companies on a daily basis at the stated net asset value and therefore the inputs qualify for Level 2. However, as the Series, under the same management as the Trading Companies, have access to the underlying positions of the Trading Companies, the level determination are reflected on that basis. As such, the Series report investments in unconsolidated Trading Companies at fair value using the corresponding inputs of the underlying securities of the Trading Companies which results in the Series reporting the corresponding Level determination from the inputs of the Trading Company.

The following table summarizes the instruments that comprise the Trust, with respect to the Series, financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2013 and 2012 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund (1)
Investment in Unconsolidated Trading Companies	$20,167,937	$669,335	$—	$20,837,272
Swap Contracts	—	—	3,437,632	3,437,632
U.S. Treasury Securities	38,055,417	—	—	38,055,417

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Masters Fund (2)
Investment in Unconsolidated Trading Companies	8,290,975	875,735	—	9,166,710
U.S. Treasury Securities	23,441,497	—	—	23,441,497
Equinox Frontier Long/Short Commodity Fund (3)
Open Trade Equity (Deficit)	(191,069)	—	—	(191,069)
Options purchased	—	98,740	—	98,740
Options Written	—	(172,650)	—	(172,650)
Investment in Unconsolidated Trading Companies	655,769	—	—	655,769
Swap Contracts	—	—	2,456,546	2,456,546
U.S. Treasury Securities	16,872,290	—	—	16,872,290
Equinox Frontier Balanced Fund (4)
Open Trade Equity (Deficit)	3,475,896	459,356	—	3,935,252
Options purchased	—	165,915	—	165,915
Options Written	—	(183,856)	—	(183,856)
Investment in Unconsolidated Trading Companies	12,953,295	760,020	—	13,713,315
Swap Contracts	—	—	10,122,003	10,122,003
U.S. Treasury Securities	68,548,395	—	—	68,548,395
Equinox Frontier Select Fund (5)
Investment in Unconsolidated Trading Companies	3,886,810	562,097	2,415,637	6,864,544
U.S. Treasury Securities	10,304,085	—	—	10,304,085
Equinox Frontier Winton Fund (6)
Investment in Unconsolidated Trading Companies	7,772,031	7,292	—	7,779,323
U.S. Treasury Securities	27,600,705	—	—	27,600,705
Equinox Frontier Heritage Fund (7)
Investment in Unconsolidated Trading Companies	1,887,631	1,635	—	1,889,266
Swap Contracts	—	—	5,435,184	5,435,184
U.S. Treasury Securities	8,827,380	—	—	8,827,380

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Diversified Fund (1)
Investment in Unconsolidated Trading Companies	$41,070,543	$1,755,883	$—	$42,826,426
U.S. Treasury Securities	3,853,000	—	—	3,853,000
Equinox Frontier Masters Fund (2)
Investment in Unconsolidated Trading Companies	8,172,213	1,599,584	—	9,771,797
U.S. Treasury Securities	2,212,909	—	—	2,212,909

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Equinox Frontier Long/Short Commodity Fund (3)
Open Trade Equity (Deficit)	(3,720,855)	—	—	(3,720,855)
Options Purchased	—	2,901,320	—	2,901,320
Options Written	—	(928,690)	—	(928,690)
Investment in Unconsolidated Trading Companies	3,661,455	13,783	—	3,675,238
U.S. Treasury Securities	2,388,540	—	—	2,388,540
Equinox Frontier Balanced Fund (4)
Open Trade Equity (Deficit)	(1,111,681)	—	—	(1,111,681)
Options Purchased	—	439,170	—	439,170
Options Written	—	(165,363)	—	(165,363)
Swap Contracts	—	—	22,289,478	22,289,478
Investment in Unconsolidated Trading Companies	16,719,672	3,473,456	—	20,193,128
U.S. Treasury Securities	5,951,633	—	—	5,951,633
Equinox Frontier Select Fund (5)
Investment in Unconsolidated Trading Companies	5,981,225	1,392,284	—	7,373,509
U.S. Treasury Securities	961,568	—	—	961,568
Equinox Frontier Winton Fund (6)
Investment in Unconsolidated Trading Companies	6,820,010	45,955	—	6,865,965
U.S. Treasury Securities	1,808,547	—	—	1,808,547
Equinox Frontier Heritage Fund (7)
Investment in Unconsolidated Trading Companies	6,070,974	103,881	—	6,174,855
U.S. Treasury Securities	776,073	—	—	776,073

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. Investment in unconsolidated trading company asset gains and losses (realized/unrealized) included in earnings are classified in “Change in fair value of investments in unconsolidated trading companies.” During the years ended December 31, 2013 and 2012, all identified Level 3 assets are components of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series).

The Series of the Trust assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Series’ accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2013, the Trust did not transfer any assets between Level 1 and Level 2. During the year ended December 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

2013:

Swaps:

	Equinox Frontier Diversified Fund (1)	Equinox Frontier Long/Short Commodity Fund (2)	Equinox Frontier Balanced Fund (3)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—	$22,289,478
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	(3,554,723)
Included in earnings-unrealized	37,632	(423,454)	2,486,559
Purchases of investments	3,400,000	2,880,000	9,600,000
Sales of investments	—	—	(20,699,311)
Change in ownership allocation of total return swaps	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$3,437,632	$2,456,546	$10,122,003

Equinox Frontier
Heritage Fund (4)
Balance of recurring Level 3 assets as of January 1, 2013	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—
Included in earnings-unrealized	591,793
Purchases of investments	—
Sales of investments	—
Change in ownership allocation of total return swaps	4,843,391
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$5,435,184

Investments in Unconsolidated Trading Companies:

	Equinox Frontier Balanced Fund (1)	Equinox Frontier Select Fund (2)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(427,558)	(1,461)
Proceeds from sales of investments of unconsolidated trading companies	(972,442)	—
Purchases of investments of unconsolidated trading companies	1,400,000	1,600,000
Change in ownership allocation	—	817,098
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$2,415,637

	Equinox Frontier Diversified Fund (3)	Equinox Frontier Heritage Fund (4)
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Change in fair value of investments in unconsolidated trading companies	(133,970)	(1,827)
Proceeds from sales of investments of unconsolidated trading companies	—	—
Purchases of investments of unconsolidated trading companies	1,000,000	2,000,000
Change in ownership allocation	(866,030)	(1,998,173)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$—

(1)	Formerly the Balanced Series.
(2)	Formerly the Frontier Select Series.
(3)	Formerly the Frontier Diversified Series.
(4)	Formerly the Frontier Heritage Series.

2012:

Swaps:

	Equinox Frontier Diversified Fund (1)	Equinox Frontier Masters Fund (2)	Equinox Frontier Long/Short Commodity Fund (3)
Balance of recurring Level 3 assets as of January 1, 2012	$131,004	$57,225	$74,898
Total gains or losses (realized/unrealized):
Included in earnings-realized	(106,862)	(55,669)	(58,693)
Included in earnings-unrealized	(23,719)	(2,775)	(20,529)
Change in ownership allocation of credit default swaps	(423)	1,219	4,324
Transfers in and/or out of Level 3	—	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—	$—

	Equinox Frontier Balanced Fund (4)	Equinox Frontier Select Fund (5)
Balance of recurring Level 3 assets as of January 1, 2012	$23,819,312	$34,397
Total gains or losses (realized/unrealized):
Included in earnings-realized	(175,294)	(34,232)
Included in earnings-unrealized	(1,334,945)	(2,448)
Sales of swap contract	—	—
Change in ownership allocation of credit default swaps	(19,595)	2,283
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,478	$—

	Equinox Frontier Winton Fund (6)	Equinox Frontier Heritage Fund (7)
Balance of recurring Level 3 assets as of January 1, 2012	$61,888	$30,381
Total gains or losses (realized/unrealized):
Included in earnings-realized	(57,781)	(30,602)
Included in earnings-unrealized	(7,291)	943
Change in ownership allocation of credit default swaps	3,184	(722)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$—	$—

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

Investment in Berkeley Quantitative Colorado Fund LLC

On November 1, 2010, the Equinox Frontier Select Fund (formerly Frontier Select Series) made an investment in a non-registered fund, the Berkeley Quantitative Colorado Fund LLC. As of December 31, 2011, the fair value of the investment in Berkeley Quantitative Colorado Fund LLC exceeded five percent of the Equinox Frontier Select Fund (formerly Frontier Select Series) owners’ capital balance. The investment was liquidated on March 20, 2012.

The following tables summarize the Equinox Frontier Select Fund (formerly Frontier Select Series) investment in Berkeley Quantitative Colorado Fund LLC as of and for the years ended December 31, 2011 and 2010. The management agreement of the investee fund provided for compensation to the investment manager in the form of fees in the monthly amount equal to one-twelfth of 3.0% of the notional account net asset value and 20% of the new high net trading profits earned.

2011

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative Colorado Fund LLC	15.83%	$6,270,844	$(2,373,858)	$791,365	$—	Leveraged Speculation	Monthly	*

2010

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative Colorado Fund LLC	14.46%	$10,157,099	$153,203	$146,432	$45,345	Leveraged Speculation	Monthly	*

Information about the investee fund’s portfolio was not available to the Series.

*	The interest of a member in Berkeley Quantitative Colorado Fund LLC could be wholly or partially withdrawn on the last trading day of any calendar month provided the managing member had been provided written notice within five business days of such withdrawal.

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Total return Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Series invested in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDS’s are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS were allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. All Credit Default Swaps expired during March, 2012.

Each Series’ investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of each Series and to provide access to programs and advisors that would not be otherwise available to the Series, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2013 and 2012, approximately 3.0% and 3.2%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

The Series may strategically invest assets in one or more Swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of these Series will be invested will not own any of the investments or indices referenced by any Swap entered into by these Series. In addition, neither the swap counterparty to the Trading Company of these Series nor any advisor referenced by any such Swap is a Trading Advisor to these Series.

On September 6, 2013, the Equinox Frontier Balanced Fund (formerly Balanced Series) liquidated the Frontier Balanced RCW-1 Swap in the amount of $16,353,609. On April 18, 2013, the Equinox Frontier Balanced Fund (formerly Balanced Series) liquidated the Frontier Select CTA TRS Deutsche Bank Swap in the amount of $4,341,257.

The Series had invested in the following Swaps as of and for the year ended December 31, 2013:

	Equinox Frontier Balanced Fund (1)
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$64,000,000
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$215,224	$1,749,332	$522,003

Fair Value as of 12/31/2013	$—	$—	$10,122,003

	Equinox Frontier Diversified Fund (2)	Equinox Frontier Long/Short Commodity Fund (3)	Equinox Frontier Heritage Fund (4)
	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$25,500,000	$34,400,000	$18,663,283
Termination Date	8/2/2018	8/7/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$37,632	$(423,454)	$591,793

Fair Value as of 12/31/2013	$3,437,632	$2,456,546	$5,435,184

(1)	Formerly the Balanced Series.
(2)	Formerly the Frontier Diversified Series.
(3)	Fromerly the Frontier Long/Short Commodity Series.
(4)	Fromerly the Frontier Heritage Series.

The Series have invested in the following Swaps as of December 31, 2012:

	Equinox Frontier Diversified Fund (1)		Equinox Frontier Masters Fund (2)		Equinox Frontier Long/Short Commodity Fund (3)
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	BNP Paribas	Societe Generale	BNP Paribas	Societe Generale
Notional Amount	$—	$—	$—	$—	$—	$—
Termination Date	3/20/2012	3/20/2012	3/20/2012	3/20/2012	3/20/2012	3/20/2012
Investee Returns	On Default	On Default	On Default	On Default	On Default	On Default
Realized Gain/(Loss)	$(83,850)	$(23,012)	$(44,412)	$(11,257)	$(45,848)	$(12,845)

Unrealized Gain/(Loss)	$(46,731)	$23,012	$(14,032)	$11,257	$(33,374)	$12,845

Fair Value as of 12/31/2012	$—	$—	$—	$—	$—	$—

	Equinox Frontier Balanced Fund (4)
	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(133,362)	$(41,932)	$—	$—

Unrealized Gain/(Loss)	$(87,639)	$41,932	$78,977	$(1,344,945)

Fair Value as of 12/31/2012	$—	$—	$17,785,734	$4,503,744

	Equinox Frontier Select Fund (5)		Equinox Frontier Winton Fund (6)		Equinox Frontier Heritage Fund (7)
	Credit Default Swap	Credit Default Swap	Credit Default Swap	Credit Default Swap	Credit Default Swap	Credit Default Swap
Counterparty	BNP Paribas	Societe Generale	BNP Paribas	Societe Generale	BNP Paribas	Societe Generale
Notional Amount	$—	$—	$—	$—	$—	$—
Termination Date	3/20/2012	3/20/2012	3/20/2012	3/20/2012	3/20/2012	3/20/2012
Investee Returns	On Default	On Default	On Default	On Default	On Default	On Default
Realized Gain/(Loss)	$(26,333)	$(7,899)	$(45,616)	$(12,165)	$(23,131)	$(7,471)

Unrealized Gain/(Loss)	$(10,347)	$7,899	$(19,456)	$12,165	$(6,528)	$7,471

Fair Value as of 12/31/2012	$—	$—	$—	$—	$—	$—

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

5. Investments in Unconsolidated Trading Companies

Investments in unconsolidated trading companies represent cash and open trade equity invested in the Trading Companies by each Series and cumulative trading profits or losses allocated to each Series by the Trading Companies. Trading Companies allocate trading profits or losses on the basis of the proportion of each Series’ capital allocated for trading to each respective Trading Company, which bears no relationship to the amount of cash invested by a Series in the Trading Company. The Trading Companies are valued using the equity method of accounting, which approximates fair value.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2013 and 2012

	As of December 31, 2013		As of December 31, 2012
	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Net Assets Invested in Unconsolidated Trading Companies	Fair Value
Series
Equinox Frontier Diversified Fund (1) —
Frontier Trading Companies I, II, VII, IX, XIV, XV, XXIII and XXXVIII	32.84%	$20,837,272	37.18%	$42,826,426

Equinox Frontier Masters Fund (2) —
Frontier Trading Companies II, XIV, XV and XXXVIII	27.14%	$9,166,710	18.98%	$9,771,797

Equinox Frontier Long/Short Commodity Fund (3) —
Frontier Trading Company I and XXXVIII	2.31%	$655,769	6.00%	$3,675,238

Equinox Frontier Balanced Fund (4) —
Frontier Trading Companies II, VII, XV, and XXXVIII	11.26%	$13,713,315	8.24%	$20,193,128

Equinox Frontier Select Fund (5) —
Frontier Trading Companies XV, XXXVIII and XXXIX	38.98%	$6,864,544	29.09%	$7,373,509

Equinox Frontier Winton Fund (6) —
Frontier Trading Company II and XXXVIII	21.24%	$7,779,323	16.76%	$6,865,965

Equinox Frontier Heritage Fund (7) —
Frontier Trading Companies II and XXXVIII	11.39%	$1,889,266	29.75%	$6,174,855

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

The following tables summarizes each of the Series; equity in earnings from unconsolidated Trading Companies for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Diversified Fund (1)
Frontier Trading Company I LLC	$(383,335)	$1,053,896	$1,169,622	$1,840,183	$(666,495)	$379,619	$831,056	$544,181	$(1,104,816)	$21,062,981	$(26,932,976)	$(6,974,811)
Frontier Trading Company II LLC	(22,917)	1,744,610	380,208	2,101,901	(33,250)	(318,474)	(373,733)	(725,457)	(19,384)	3,076,744	(208,794)	2,848,566
Frontier Trading Company V LLC	(390,604)	(10,536,063)	735,737	(10,190,930)	(72,476)	(559,423)	117,928	(513,972)	(47,636)	(988,868)	86,947	(949,557)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—	(1,069)	192,170	(95,556)	95,545
Frontier Trading Company VII, LLC	(367,422)	333,216	(574,327)	(608,533)	(371,733)	(8,048,568)	5,374,058	(3,046,243)	(440,172)	1,564,889	12,517,256	13,641,973
Frontier Trading Company IX, LLC	—	—	—		(12,383)	(279,001)	(62,409)	(353,793)	(20,834)	(441,236)	(165,784)	(627,854)
Frontier Trading Company XIV, LLC	(188,229)	1,501,029	122,929	1,435,729	(586,234)	(10,276,853)	(479,403)	9,211,216	(163,261)	3,091,582	(179,388)	2,748,933
Frontier Trading Company XV, LLC	(95,562)	(231,534)	859,135	532,039	(138,440)	(1,957,766)	35,941	(2,060,266)	(135,881)	(3,655,745)	3,398,496	(393,130)
Frontier Trading Company XVIII, LLC	—	—	—	—	(25,687)	244,696	(140,804)	78,204	(13,242)	(807,647)	170,644	(650,245)
Frontier Trading Company XXI, LLC	—	—	—	—	(962)	13,920	410	13,368	(674)	(34,861)	7,801	(27,734)
Frontier Trading Company XXIII, LLC	(28,812)	(123,796)	(53,712)	(206,320)	(35,711)	(708,380)	63,438	(680,653)	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(7,648)	24,276	688,890	705,518	—	—	—	—	—	—	—	—
Frontier Trading Company XXXIX, LLC		—	(133,974)	(133,974)	—	—	—	—	—	—	—	—

Total	$(1,484,529)	$(6,234,366)	$3,194,508	$(4,524,387)	$(1,943,373)	$(21,510,230)	$5,366,482	$2,466,586	$(1,946,969)	$23,060,009	$(11,401,354)	$9,711,686

Equinox Frontier Masters Fund (2)
Frontier Trading Company II LLC	$(14,320)	$1,222,601	$297,737	$1,506,018	$(15,979)	$(125,644)	$(202,314)	$(343,937)	$(11,513)	$1,821,473	$(233,882)	$1,576,078
Frontier Trading Company XIV, LLC	(271,557)	(4,409,304)	566,462	(4,114,399)	(261,268)	4,308,077	(386,676)	3,660,133	(162,921)	3,352,307	24,021	3,213,407
Frontier Trading Company XV, LLC	(150,972)	86,216	877,749	812,993	(50,834)	(706,005)	308,008	(448,830)	(47,033)	(1,019,827)	1,001,479	(65,381)
Frontier Trading Company XXXVIII, LLC	(4,396)	8,274	417,157	421,035	—	—	—	—	—	—	—	—

Total	$(441,245)	$(3,092,213)	$2,159,105	$(1,374,353)	$(328,081)	$3,476,428$	(280,982)	$2,867,366	$(221,467)	$4,153,953	$791,618	$4,724,104

Equinox Frontier Long/Short Commodity Fund (3)
Frontier Trading Company I LLC	$(35,831)	$(778,371)	$98,091	$(716,111)	$(66,753)	$(2,961,869)	$(118,563)	$(3,147,185)	$(53,652)	$521,524	$(348,510)	$119,362
Frontier Trading Companies VII, LLC	—	—	—	—	—	—	—		(351,809)	73,665,834	(63,287,455)	10,026,570
Frontier Trading Companies XVIII, LLC	—	—	—	—	(11,271)	116,615	(48,976)	56,368	—	—	—	—
Frontier Trading Companies XXIII, LLC	(7,153)	(263,068)	(24,083)	(294,304)	(25,676)	(271,193)	44,488	(252,381)	(6,881)	(419,984)	88,039	(338,826)
Frontier Trading Company XXXVIII, LLC	(3,655)	8,224	329,811	334,380	—	—	—	—	—	—	—	—

Total	$(46,639)	$(1,033,215)	$403,819	$(676,035)	$(103,699)	$(3,116,448)	$(123,051)	$(3,343,198)	$(412,342)	$73,767,374	$(63,547,926)	$9,807,106

Equinox Frontier Balanced Fund (4)
Frontier Trading Company II LLC	$(41,208)	$3,181,908	$864,178	$4,004,878	$(67,249)	$(581,781)	$(1,149,111)	(1,798,141)	$(43,339)	$6,799,558	$(505,785)	$6,250,434
Frontier Trading Company V LLC	(13,876)	1,530,384	(272,459)	1,244,049	(121,345)	(794,389)	275,695	(640,039)	(43,402)	(1,265,653)	264,191	(1,044,864)
Frontier Trading Company VII, LLC	(466,389)	(1,846,245)	(70,237)	(2,382,871)	(688,216)	(15,920,067)	10,834,816	(5,773,467)	(1,127,503)	6,626,621	32,869,596	38,368,714
Frontier Trading Company XIV, LLC	(485,436)	(14,489,050)	774,556	(14,199,930)		—	—		—	—	—	—
Frontier Trading Company XV, LLC	(136,258)	(159,393)	941,482	645,831	12,378	(9)	30,242	42,611	(83,595)	2,045,925	(189,232)	1,773,098
Frontier Trading Company XVI, LLC	—	—	—	—	—	—	—		—	—	—	—
Frontier Trading Company XVIII, LLC	(9,693)	(192,512)	(91,675)	(293,880)	(15,364)	(99,576)	(37,208)	(102,148)	—	—	—	—
Frontier Trading Company XXIII, LLC	(3,526)	(194,695)	546	(197,675)	—	—	—	—	—	—	—	—
Frontier Trading Company XXXIX, LLC	(1,468)	—	(426,090)	(427,558)	(2,804)	229,730	45,494	254,420	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(13,880)	56,461	1,231,131	1,273,712	—	—	—	—	—	—	—	—

Total	$(1,171,734)	$(12,113,142)	$2,951,432	$(10,333,444)	$(882,600)	$(17,116,091)	$9,999,927	$(8,016,764)	$(1,297,839)	$14,206,451	$32,438,770	$45,347,382

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Equinox Frontier Select Fund (5)
Frontier Trading Company V LLC	$(12,346)	$1,188,592	$(78,854)	$1,097,392	$(135,567)	$479,014	$(1,268,937)	$(925,489)	$(240,088)	$(3,589,415)	$(84,896)	$(3,914,399)
Frontier Trading Company VI LLC	—	—	—	—	—	—	—	—	(1,460)	259,429	(127,648)	130,321
Frontier Trading Company XV, LLC	(99,896)	135,861	532,850	568,815	(70,871)	(950,142)	77,828	(943,185)	(71,567)	(1,375,589)	1,204,986	(242,170)
Frontier Trading Company XXI, LLC	—	—	—	—	(43,270)	537,591	(559,922)	(65,600)	—	—	—	—
Frontier Trading Company XXXIX, LLC	(903)	—	(558)	(1,461)	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(2,171)	2,703	197,661	198,193	—	—	—	—	—	—	—	—

Total	$(115,316)	$1,327,156	$651,099	$1,862,939	$(249,707)	$66,463	$(1,751,032)	$(1,934,275)	$(313,115)	$(4,705,575)	$992,442	$(4,026,248)

Equinox Frontier Winton Fund (6)
Frontier Trading Company II LLC	$(48,366)	$4,129,621	$1,010,136	$5,091,391	$(53,999)	$(424,479)	$(682,973)	$(1,161,451)	$(40,368)	$6,690,990	$(780,897)	$5,869,725
Frontier Trading Company XXXVIII, LLC	(5,335)	21,267	483,243	499,175	—	—	—	—	—	—	—	—

Total	$(53,701)	$4,150,888	$1,493,379	$5,590,566	$(53,999)	$(424,479)	$(682,973)	$(1,161,451)	$(40,368)	$6,690,990	$(780,897)	$5,869,725

Equinox Frontier Heritage Fund (7)
Frontier Trading Company II LLC	$(10,901)	$918,667	$269,597	1,177,363	$(17,665)	$(174,117)	$(48,215)	$(239,998)	$(17,959)	$3,055,428	$(461,106)	$2,576,363
Frontier Trading Company V LLC	(13,268)	1,404,612	(205,240)	1,186,104	(160,692)	(1,010,779)	817,072	(354,399)	(140,866)	(4,249,135)	561,357	(3,828,644)
Frontier Trading Company XXXIX, LLC	(1,129)	—	(328,473)	(329,602)	—	—	—	—	—	—	—	—
Frontier Trading Company XXXVIII, LLC	(1,892)	2,537	172,623	173,268	—	—	—	—	—	—	—	—

Total	$(27,190)	$2,325,816	$(91,493)	$2,207,133	$(178,357)	$(1,184,897)	$768,857	$(594,397)	$(158,825)	$(1,193,707)	$100,251	$(1,252,281)

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

6. Transactions with Affiliates

The Managing Owner contributes funds to the Trust, with respect to the Series, in order to have a 1% interest in the aggregate capital, profits and losses of all Series and in return will receive units designated as general units in the Series in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of all Series so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Equinox Frontier Balanced Fund (formerly Balanced Series) Class 1a Units and Equinox Frontier Balanced Fund (formerly Balanced Series) Class 2a Units, aggregated, and each of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) and Equinox Frontier Masters Fund (formerly Frontier Masters Series). The 1% interest in these specific Series is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the General Units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase Limited Units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, with respect to the Series, as well. All Units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of Units pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Equinox Frontier Balanced Fund (formerly Balanced Series) Class 1, Class 2 and Class 3, 1.0% for the Equinox Frontier Balanced Fund (formerly Balanced Series) Class 1a and Class 2a, 2.0% for the Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) Class 1a and Class 2a and Equinox Frontier Masters Fund (formerly Frontier Masters Series), 0.75% for Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), 2.5% for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) and Equinox Frontier Select Fund (formerly Frontier Select Series), and 3.5% for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities, the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Classes 1, 2 and 3), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Winton Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Classes 1a and 2a) and Equinox Frontier Masters Fund (formerly Frontier Masters Series) pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund

(formerly Frontier Long/Short Commodity Series) may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Balanced Fund (formerly Balanced Series) and the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) and 20% for the Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) and Equinox Frontier Masters Fund (formerly Frontier Masters Series). The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series, as applicable, the Series pays monthly or service fees to the Managing Owner equal to 3% of NAV annually, which the Managing Owner pays to selling agents of the Trust, with respect to the Series.

The following table summarizes fees earned by the Managing Owner for the years ended December 31, 2013, 2012 and 2011.

Year Ended December 31, 2013	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund (1)	$760,048	$1,417,230	$1,000,514	$2,113,117
Equinox Frontier Masters Fund (2)	—	1,271,594	639,244	1,045,459
Equinox Frontier Long/Short Commodity Fund (3)	—	2,055,684	307,350	658,060
Equinox Frontier Balanced Fund (4)	1,348,994	1,556,049	3,292,195	1,153,606
Equinox Frontier Select Fund (5)	—	626,553	575,265	163,311
Equinox Frontier Winton Fund (6)	128,097	1,062,550	857,710	292,162
Equinox Frontier Heritage Fund (7)	15,411	366,837	423,800	132,205

Year Ended December 31, 2012	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund (1)	$3,269,159	$1,896,102	$1,476,222	$2,955,458
Equinox Frontier Masters Fund (2)	488,081	1,429,284	786,529	1,312,873
Equinox Frontier Long/Short Commodity Fund (3)	1,059,104	3,459,419	462,999	1,029,157
Equinox Frontier Balanced Fund (4)	7,081,173	2,533,302	4,987,704	1,784,001
Equinox Frontier Select Fund (5)	65,989	1,272,443	865,891	244,837
Equinox Frontier Winton Fund (6)		1,046,035	1,046,931	342,792
Equinox Frontier Heritage Fund (7)		1,006,221	624,024	192,557

Year Ended December 31, 2011	Incentive Fee	Management Fee	Service Fee	Trading Fee
Equinox Frontier Diversified Fund (1)	$4,954,751	$1,988,295	$1,797,911	$3,469,475
Equinox Frontier Masters Fund (2)	805,663	1,439,579	809,423	1,411,575
Equinox Frontier Long/Short Commodity Fund (3)	2,887,684	3,607,413	824,266	768,116
Equinox Frontier Balanced Fund (4)	13,141,331	2,615,058	7,074,592	1,760,639
Equinox Frontier Select Fund (5)	29,678	1,240,589	1,422,634	280,872
Equinox Frontier Winton Fund (6)	813,809	1,225,133	1,271,915	285,429
Equinox Frontier Heritage Fund (7)	298,707	1,382,514	1,023,780	221,789

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

The following table summarizes fees payable to the Managing Owner as of December 31, 2013 and 2012.

As of December 31, 2013	Incentive Fees	Management Fees	Trading Fees	Service Fees
Equinox Frontier Diversified Fund (1)	$575,550	$101,504	$136,166	$46,263
Equinox Frontier Masters Fund (2)	—	107,027	72,687	35,858
Equinox Frontier Long/Short Commodity Fund (3)	—	104,883	34,788	14,965
Equinox Frontier Balanced Fund (4)	691,917	113,085	73,125	190,286
Equinox Frontier Select Fund (5)	—	49,798	11,545	39,045
Equinox Frontier Winton Fund (6)	128,097	100,260	23,844	53,054
Equinox Frontier Heritage Fund (7)	15,411	28,615	9,212	25,485

As of December 31, 2012	Incentive Fees	Management Fees	Trading Fees	Service Fees
Equinox Frontier Diversified Fund (1)	$189,903	$150,188	$228,169	$89,177
Equinox Frontier Masters Fund (2)	—	118,274	104,852	47,423
Equinox Frontier Long/Short Commodity Fund (3)	—	277,379	79,400	24,074
Equinox Frontier Balanced Fund (4)	527,306	193,155	132,875	332,942
Equinox Frontier Select Fund (5)	—	103,089	16,057	54,702
Equinox Frontier Winton Fund (6)	—	86,138	26,041	62,556
Equinox Frontier Heritage Fund (7)	—	63,642	13,148	38,116

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the year ended December 31, 2013, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were ($8,006) for the Equinox Frontier Balanced Fund (formerly Balanced Series), $2,379 for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), ($7,050) for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), ($158) for the Equinox Frontier Select Fund (formerly Frontier Select Series), ($544) for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), ($2,653) for the Equinox Frontier Winton Fund (formerly Winton Series) and ($2,196) for the Equinox Frontier Masters Fund (formerly Frontier Masters Series).

For the year ended December 31, 2012, amounts paid or owed to the Managing Owner for the difference in monthly service fees from prepaid initial service fees were $23,454 for the Equinox Frontier Balanced Fund (formerly Balanced Series), ($5,660) for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), ($4,996) for the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), ($7,427) for the Equinox Frontier Select Fund (formerly Frontier Select Series), $4,064 for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), $6,938 for the Equinox Frontier Winton Fund (formerly Frontier Winton Series) and $1,336 for the Equinox Frontier Masters Fund (formerly Frontier Masters Series).

Aggregate interest income from all sources, including U.S. Treasury Securities assets and held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1 and Class 2 only), Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series). For the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), and Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2013, 2012 and 2011, the Trust paid $5,133,860, $7,373,409 and $9,088,275, respectively, of such interest income to the Managing Owner. Such amounts are not included in the statements of operations of the Series. All other interest income is recorded by the respective Series on the statements of operations. The following table outlines the amounts paid by each Series to the Managing Owner and its ratio to average net assets for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011	2013	2012	2011
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Diversified Fund Class 1 (1)	$181,530	$295,820	$330,911	0.41%	0.45%	0.40%
Equinox Frontier Diversified Fund Class 2 (1)	177,826	259,145	267,503	0.40%	0.45%	0.41%
Equinox Frontier Masters Fund Class 1 (2)	131,340	191,911	161,389	0.43%	0.52%	0.43%
Equinox Frontier Masters Fund Class 2 (2)	61,324	95,207	94,635	0.44%	0.52%	0.42%
Equinox Frontier Masters Fund Class 3 (2)	(5,941)	—	—	-2.42%	n/a	n/a
Equinox Frontier Long/Short Commodity Fund Class 1 (3)	—	4,995	79,546	n/a	0.51%	0.44%
Equinox Frontier Long/Short Commodity Fund Class 2 (3)	22,307	45,136	56,096	0.47%	0.31%	0.45%
Equinox Frontier Long/Short Commodity Fund Class 3 (3)	105,031	133,169	110,115	0.86%	0.74%	0.46%
Equinox Frontier Long/Short Commodity Fund Class 1a (3)	70,738	104,420	61,316	0.49%	0.65%	0.47%
Equinox Frontier Long/Short Commodity Fund Class 2a (3)	37,950	62,752	35,540	0.52%	0.35%	0.47%
Equinox Frontier Long/Short Commodity Fund Class 3a (3)	—	—	—	0.00%	0.00%	n/a
Equinox Frontier Balanced Fund Class 1 (4)	2,035,387	3,014,199	3,736,009	1.86%	1.83%	1.61%
Equinox Frontier Balanced Fund Class 2 (4)	750,916	1,051,444	1,127,644	1.87%	1.83%	1.62%
Equinox Frontier Balanced Fund Class 1a (4)	—	2,299	13,785	n/a	0.40%	0.35%
Equinox Frontier Balanced Fund Class 2a (4)	14,505	5,807	11,541	1.86%	0.40%	0.35%

	2013	2012	2011	2013	2012	2011
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets
Equinox Frontier Balanced Fund Class 3a (4)	51,031	15,256	11,467	1.84%	0.40%	0.35%
Equinox Frontier Select Fund Class 1 (5)	363,902	583,720	944,281	1.90%	2.01%	1.99%
Equinox Frontier Select Fund Class 2 (5)	49,789	78,593	122,002	1.92%	2.01%	1.99%
Equinox Frontier Winton Fund Class 1 (6)	551,889	697,090	849,327	1.93%	2.01%	2.00%
Equinox Frontier Winton Fund Class 2 (6)	197,408	218,605	229,643	1.91%	1.87%	2.00%
Equinox Frontier Heritage Fund Class 1 (7)	270,150	415,282	683,018	1.91%	2.01%	2.00%
Equinox Frontier Heritage Fund Class 2 (7)	66,778	98,559	162,508	1.91%	2.01%	2.00%

Total	$5,133,860	$7,373,409	$9,088,275

(1)	Formerly the Frontier Diversified Series.
(2)	Formerly the Frontier Masters Series.
(3)	Formerly the Frontier Long/Short Commodity Series.
(4)	Formerly the Balanced Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Winton Series.
(7)	Formerly the Frontier Heritage Series.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $0, $465,858 and $1,890,452 for the years ended December 31, 2013, 2012 and 2011. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, for investment and advisor services and 0.1% annually of the trading level with the Equinox Frontier Balanced Fund (formerly Balanced Series) in lieu of a monthly service fee. The Managing Owner paid $1,113,677 and $766,944, respectively under this agreement for the years ended December 31, 2013 and 2012.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $1,415,000 and $437,245, for the years ended December 31, 2013 and 2012, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,813,029, $2,627,888 and $3,402,814, respectively, for the years ended December 31, 2013, 2012 and 2011.

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2013, 2012 and 2011. This data has been derived from the information presented in the financial statements.

	Equinox Frontier Diversified Fund (6)		Equinox Frontier Masters Fund (7)			Equinox Frontier Long/Short Commodity Fund (8) (5)
	Class 1	Class 2	Class 1	Class 2	Class 3	Class 2	Class 3	Class 1a	Class 2a	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$88.01	$145.65	$145.69	$108.58	$115.45	$109.60
Net operating results:
Interest income	1.53	1.64	1.66	1.78	2.25	3.15	2.93	2.48	2.69	2.46
Expenses	(6.23)	(4.55)	(7.11)	(5.45)	(6.89)	(9.03)	(8.41)	(9.30)	(7.72)	(7.06)
Net gain/(loss) on investments, net of non-controlling interests	(2.60)	(3.22)	(3.83)	(4.48)	8.54	(14.51)	(14.91)	(9.03)	(10.08)	(4.53)

Net income/(loss)	(7.30)	(6.13)	(9.28)	(8.15)	3.90	(20.39)	(20.39)	(15.85)	(15.11)	(9.13)

Net asset value, December 31, 2013	$87.10	$94.35	$91.83	$99.46	$91.91	$125.26	$125.30	$92.73	$100.34	$100.47

Ratios to average net assets (3)
Net investment income/(loss)	-5.34%	-3.08%	-5.63%	-3.52%	-3.52%	-4.55%	-4.55%	-6.68%	-4.55%	-4.55%
Expenses before incentive fees (4)	6.22%	3.96%	7.34%	5.23%	5.23%	6.98%	6.98%	9.11%	6.98%	6.98%
Expenses after incentive fees (4)	7.07%	4.82%	7.34%	5.23%	5.23%	6.98%	6.98%	9.11%	6.98%	6.98%
Total return before incentive fees (2)	-6.88%	-5.25%	-9.18%	-7.57%	4.43%	-14.00%	-14.00%	-14.60%	-13.09%	-8.33%
Total return after incentive fees (2)	-7.73%	-6.10%	-9.18%	-7.57%	4.43%	-14.00%	-14.00%	-14.60%	-13.09%	-8.33%

	Equinox Frontier Balanced Fund (9)					Equinox Frontier Select Fund (10)
	Class 1	Class 2	Class 2a	Class 3a		Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$116.32	$149.20	$124.36	$123.96		$78.66	$99.55
Net operating results:
Interest income	0.20	0.26	0.22	0.22		0.96	1.23
Expenses	(6.13)	(3.73)	(3.13)	(3.12)		(5.29)	(3.72)
Net gain/(loss) on investments, net of non-controlling interests	(4.10)	(5.24)	(2.65)	(2.65)		5.53	7.08

Net income/(loss)	(10.03)	(8.71)	(5.56)	(5.55)		1.20	4.59

Net asset value, December 31, 2013	$106.29	$140.49	$118.80	$118.41		$79.86	$104.14

Ratios to average net assets (3)
Net investment income/(loss)	-5.47%	-2.46%	-2.46%	-2.46%		-5.43%	-2.43%
Expenses before incentive fees (4)	4.77%	1.77%	1.77%	1.77%		6.63%	3.63%
Expenses after incentive fees (4)	5.65%	2.65%	2.65%	2.65%		6.63%	3.63%
Total return before incentive fees (2)	-7.74%	-4.96%	-3.59%	-3.60%		1.53%	4.61%
Total return after incentive fees (2)	-8.62%	-5.84%	-4.47%	-4.48%		1.53%	4.61%

	Equinox Frontier Winton Fund (11)		Equinox Frontier Heritage Fund (12) (13)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67
Net operating results:
Interest income	0.98	1.20	0.61	0.79
Expenses	(9.15)	(6.29)	(5.85)	(3.73)
Net gain/(loss) on investments, net of non-controlling interests	17.03	20.96	12.74	16.48

Net income/(loss)	8.86	15.87	7.50	13.54

Net asset value, December 31, 2013	$139.59	$174.17	$102.05	$134.21

Ratios to average net assets (3)
Net investment income/(loss)	-6.08%	-3.08%	-5.30%	-2.30%
Expenses before incentive fees (4)	6.48%	3.48%	5.84%	2.83%
Expenses after incentive fees (4)	6.81%	3.81%	5.92%	2.92%
Total return before incentive fees (2)	7.11%	10.35%	8.02%	11.31%
Total return after incentive fees (2)	6.78%	10.03%	7.93%	11.22%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner. See footnote 6.
(5)	Class 3a operations began June 17, 2013
(6)	Formerly the Frontier Diversified Series.
(7)	Formerly the Frontier Masters Series.
(8)	Formerly the Frontier Long/Short Commodity Series.
(9)	Formerly the Balanced Series.
(10)	Formerly the Frontier Select Series.
(11)	Formerly the Winton Series.
(12)	Formerly the Frontier Heritage Series.
(13)	Class 3 operations began December 16, 2013

	Equinox Frontier Diversified Fund (7)		Equinox Frontier Masters Fund (8)		Equinox Frontier Long/Short Commodity Fund (5) (9)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23
Net operating results:
Interest income	1.72	1.81	1.94	2.05	2.73	1.55	4.66	3.10	1.99
Expenses	(8.54)	(6.70)	(8.23)	(6.36)	(13.78)	(6.19)	(18.67)	(15.65)	(7.97)
Net gain/(loss) on investments, net of non-controlling interests	1.82	1.41	7.15	7.09	10.33	(11.68)	(2.26)	(0.58)	(5.80)

Net income/(loss)	(5.00)	(3.48)	0.86	2.78	(0.72)	(16.32)	(16.27)	(13.13)	(11.78)

Net asset value, December 31, 2012	$94.40	$100.48	$101.11	$107.61	$135.41	$145.65	$145.69	$108.58	$115.45

Ratios to average net assets (3)
Net investment income/(loss)	-6.99%	-4.76%	-6.10%	-3.97%	-8.20%	-6.09%	-6.09%	-8.20%	-6.09%
Expenses before incentive fees (6)	6.13%	3.90%	7.10%	4.96%	8.68%	6.56%	6.56%	8.68%	6.56%
Expenses after incentive fees (6)	8.76%	6.53%	7.98%	5.85%	10.23%	8.11%	8.11%	10.23%	8.11%
Total return before incentive fees (2)	-2.40%	-0.72%	1.74%	3.54%	1.02%	-8.53%	-8.50%	-9.24%	-7.71%
Total return after incentive fees (2)	-5.03%	-3.35%	0.86%	2.65%	-0.53%	-10.08%	-10.05%	-10.79%	-9.26%

	Equinox Frontier Balanced Fund (10)					Equinox Frontier Select Fund (11)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84
Net operating results:
Interest income	0.15	0.13	0.19	0.15	0.15	0.70	0.86
Expenses	(9.74)	(8.55)	(7.67)	(6.38)	(6.36)	(6.78)	(5.20)
Net gain/(loss) on investments, net of non-controlling interests	1.41	4.29	1.66	2.24	1.81	(6.28)	(7.95)

Net income/(loss)	(8.18)	(4.13)	(5.82)	(3.99)	(4.40)	(12.36)	(12.29)

Net asset value, December 31, 2012	$116.32	$104.32	$149.20	$124.36	$123.96	$78.66	$99.55

Ratios to average net assets (3)
Net investment income/(loss)	-7.86%	-7.86%	-4.86%	-4.86%	-4.86%	-6.98%	-4.00%
Expenses before incentive fees (6)	4.89%	4.89%	1.89%	1.89%	1.89%	7.57%	4.60%
Expenses after incentive fees (6)	7.98%	7.98%	4.98%	4.98%	4.98%	7.77%	4.80%
Total return before incentive fees (2)	-3.48%	-0.72%	-0.66%	-0.02%	-0.33%	-13.38%	-10.79%
Total return after incentive fees (2)	-6.57%	-3.81%	-3.75%	-3.11%	-3.43%	-13.58%	-10.99%

	Equinox Frontier Winton Fund (12)		Equinox Frontier Heritage Fund (13)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70
Net operating results:
Interest income	1.57	1.87	0.53	0.66
Expenses	(8.17)	(4.90)	(7.77)	(5.93)
Net gain/(loss) on investments, net of non-controlling interests	(3.80)	(4.49)	(2.94)	(3.76)

Net income/(loss)	(10.40)	(7.52)	(10.18)	(9.03)

Net asset value, December 31, 2012	$130.73	$158.30	$94.55	$120.67

Ratios to average net assets (3)
Net investment income/(loss)	-4.89%	-1.88%	-7.17%	-4.15%
Expenses before incentive fees (6)	6.06%	3.04%	7.69%	4.68%
Expenses after incentive fees (6)	6.06%	3.04%	7.69%	4.68%
Total return before incentive fees (2)	-7.37%	-4.54%	-9.72%	-6.96%
Total return after incentive fees (2)	-7.37%	-4.54%	-9.72%	-6.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Annualized with the exception of incentive fees.
(4)	All remaining Class 1a Units were exchanged for Class 3a Units on July 17, 2012.
(5)	All remaining Class 1 Units were exchanged for Class 3 Units July 18, 2012.
(6)	Expense ratios do not reflect interest allocated to the Managing Owner, see footnote 6.
(7)	Formerly the Frontier Diversified Series.
(8)	Formerly the Frontier Masters Series.
(9)	Formerly the Frontier Long/Short Commodity Series.
(10)	Formerly the Balanced Series.
(11)	Formerly the Frontier Select Series.
(12)	Formerly the Winton Series.
(13)	Formerly the Frontier Heritage Series.

	Equinox Frontier Diversified Fund (5)		Equinox Frontier Masters Fund (6)		Equinox Frontier Long/Short Commodity Fund (7)
	Class 1	Class 2	Class 1	Class 2	Class 1	Class 2	Class 3	Class 1a	Class 2a
Per unit operating performance (1)
Net asset value, December 31, 2010	$103.58	$106.46	$102.96	$105.81	$132.73	$153.26	$153.26	$117.96	$121.18
Net operating results:
Interest income	1.67	1.73	1.75	1.81	2.62	3.05	3.04	2.30	2.38
Expenses	(9.50)	(7.50)	(8.42)	(6.46)	(17.66)	(16.15)	(16.11)	(15.49)	(12.62)
Net gain/(loss) on investments, net of non-controlling interests	3.65	3.27	3.96	3.67	18.44	21.81	21.77	16.94	16.29

Net income/(loss)	(4.18)	(2.50)	(2.71)	(0.98)	3.40	8.71	8.70	3.75	6.05

Net asset value, December 31, 2011	$99.40	$103.96	$100.25	$104.83	$136.13	$161.97	$161.96	$121.71	$127.23

Ratios to average net assets (3)
Net investment gain/(loss)	3.52%	3.07%	3.84%	3.47%	13.89%	14.23%	14.21%	14.36%	13.44%
Expenses before incentive fees (4)	5.82%	3.69%	6.84%	4.77%	9.47%	6.70%	6.68%	9.30%	6.58%
Expenses after incentive fees (4)	9.17%	7.04%	8.18%	6.10%	13.30%	10.54%	10.51%	13.13%	10.41%
Total return before incentive fees (2)	-0.68%	1.00%	-1.29%	0.41%	6.39%	9.51%	9.51%	7.01%	8.82%
Total return after incentive fees (2)	-4.04%	-2.35%	-2.63%	-0.93%	2.56%	5.68%	5.68%	3.18%	4.99%

	Equinox Frontier Balanced Fund (8)					Equinox Frontier Select Fund (9)
	Class 1	Class 1a	Class 2	Class 2a	Class 3a	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$131.95	$116.36	$159.46	$133.66	$133.66	$110.46	$131.73
Net operating results:
Interest income	0.22	0.20	0.27	0.23	0.23	0.21	0.25
Expenses	(11.28)	(9.90)	(8.98)	(7.49)	(7.49)	(6.10)	(3.63)
Net gain/(loss) on investments, net of non-controlling interests	3.61	1.79	4.27	1.95	1.96	(13.55)	(16.51)

Net income/(loss)	(7.45)	(7.91)	(4.44)	(5.31)	(5.30)	(19.44)	(19.89)

Net asset value, December 31, 2011	$124.50	$108.45	$155.02	$128.35	$128.36	$91.02	$111.84

Ratios to average net assets (3)
Net investment gain/(loss)	2.74%	1.54%	2.68%	1.46%	1.47%	-12.26%	-12.53%
Expenses before incentive fees (4)	4.34%	4.30%	1.43%	1.40%	1.40%	5.47%	2.70%
Expenses after incentive fees (4)	8.55%	8.50%	5.63%	5.60%	5.61%	5.52%	2.76%
Total return before incentive fees (2)	-1.44%	-2.59%	1.42%	0.23%	0.24%	-17.54%	-15.04%
Total return after incentive fees (2)	-5.65%	-6.80%	-2.78%	-3.97%	-3.97%	-17.60%	-15.10%

	Equinox Frontier Winton Fund (10)		Equinox Frontier Heritage Fund (11)
	Class 1	Class 2	Class 1	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2010	$135.04	$153.99	$119.83	$144.04
Net operating results:
Interest income	1.17	1.35	0.60	0.73
Expenses	(10.05)	(6.87)	(8.68)	(6.35)
Net gain/(loss) on investments, net of non-controlling interests	14.97	17.35	(7.02)	(8.72)

Net income/(loss)	6.09	11.83	(15.10)	(14.34)

Net asset value, December 31, 2011	$141.13	$165.82	$104.73	$129.70

Ratios to average net assets (3)
Net investment gain/(loss)	11.09%	11.27%	-5.86%	-6.05%
Expenses before incentive fees (4)	5.93%	2.95%	6.54%	3.70%
Expenses after incentive fees (4)	7.44%	4.46%	7.25%	4.41%
Total return before incentive fees (2)	6.02%	9.19%	-11.90%	-9.25%
Total return after incentive fees (2)	4.51%	7.68%	-12.60%	-9.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period.
The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Computed using average net assets outstanding during the period. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Annualized with the exception of incentive fees.
(4)	Expense ratios do not reflect interest allocated to the Managing Owner, see footnote 6.
(5)	Formerly the Frontier Diversified Series.
(6)	Formerly the Frontier Masters Series.
(7)	Formerly the Frontier Long/Short Commodity Series.
(8)	Formerly the Balanced Series.
(9)	Formerly the Frontier Select Series.
(10)	Formerly the Winton Series.
(11)	Formerly the Frontier Heritage Series.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2013 and December 31, 2012 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2013

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund (1)	11,733	14,063
Equinox Frontier Balanced Fund (2)	23,157	23,954
Equinox Frontier Diversified Fund (4)	8	29

For the Year Ended December 31, 2012

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund (1)	17,179	18,323
Equinox Frontier Balanced Fund (2)	49,988	52,353
Equinox Frontier Masters Fund (3)	2,814	2,573

For the Year Ended December 31, 2011

Monthly average contracts:	Bought	Sold
Equinox Frontier Long/Short Commodity Fund (1)	105,000	93,100
Equinox Frontier Balanced Fund (2)	25,300	34,300
Equinox Frontier Diversified Fund (4)	4,400	1,400
Equinox Frontier Select Fund (5)	5,500	2,800
Equinox Frontier Heritage Fund (6)	16,500	3,500

(1)	Formerly the Frontier Long/Short Commodity Series.
(2)	Formerly the Balanced Series.
(3)	Formerly the Frontier Masters Series.
(4)	Formerly the Frontier Diversified Series.
(5)	Formerly the Frontier Select Series.
(6)	Formerly the Frontier Heritage Series.

The following tables summarize the trading income/(loss) for the years ended December 31, 2013, 2012 and 2011 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund (1)	Equinox Frontier Balanced Fund (2)	Equinox Frontier Diversified Fund (4)
Metals	$(1,728,342)	$3,256,726	$(630,122)
Currencies	739,311	(1,612,012)	1,300,655
Energies	(5,101,842)	(5,748,358)	(3,465)
Agriculturals	4,327	(3,966,671)	8,936
Interest rates	26,985	(4,962,326)	(88,186)
Stock indices	2,116,530	18,929,776	146,263

Realized trading income/(loss) (6)	$(3,943,031)	$5,897,135	$734,081

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2012

Type of contract	Equinox Frontier Long/Short Commodity Fund (1)	Equinox Frontier Balanced Fund (2)	Equinox Frontier Masters Fund (3)
Metals	$(22,904,111)	$(6,598,240)	$499,038
Currencies	(4,555,951)	6,700,871	381,343
Energies	(2,034,936)	(11,764,811)	(1,637,183)
Agriculturals	(3,235,035)	(5,356,166)	32,119
Interest rates	(13,264,367)	35,523,247	3,099,733
Stock indices	20,121,571	3,767,440	(569,140)

Realized trading income/(loss) (6)	$(25,872,829)	$22,272,341	$1,805,910

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011

Type of contract	Equinox Frontier Long/Short Commodity Fund (1)	Equinox Frontier Masters Fund (3)	Equinox Frontier Balanced Fund (2)	Equinox Frontier Heritage Fund (5)
Metals	$(19,704,072)	$(11,149)	$5,574,604	$1,144,332
Currencies	(92,524)	(1,465,976)	14,631,163	110,745
Energies	14,045,969	(1,134,274)	(6,415,781)	91,930
Agriculturals	10,091,145	(1,229,172)	(12,366,802)	1,912
Interest rates	211,370	1,121,985	50,568,346	391,518
Stock indices	545,082	(795,382)	391,606	(942,278)

Realized trading income/(loss) (6)	$5,096,970	$(3,513,968)	$52,383,136	$798,159

(1)	Formerly the Frontier Long/Short Commodity Series.
(2)	Formerly the Balanced Series.
(3)	Formerly the Frontier Masters Series.

(4)	Formerly the Frontier Diversified Series.
(5)	Formerly the Frontier Heritage Series.
(6)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2013

Type of contract	Equinox Frontier Long/Short Commodity Fund (1)	Equinox Frontier Balanced Fund (2)	Equinox Frontier Diversified Fund (4)
Metals	$579,039	$4,030,402	$608,392
Currencies	(243,835)	(1,946,654)	(1,191,389)
Energies	1,460,697	(1,775,939)	2,210
Agriculturals	(459,762)	16,719	(21,226)
Interest rates	(1,213,355)	(1,899,034)	79,060
Stock indices	(455,113)	4,492,038	(43,824)

Change in unrealized trading income/(loss) (6)	$(332,329)	$2,917,532	$(566,777)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2012

Type of contract	Equinox Frontier Long/Short Commodity Fund (1)	Equinox Frontier Masters Fund (3)	Equinox Frontier Balanced Fund (2)
Metals	$4,110,832	$(57,565)	$1,238,158
Currencies	17,923,206	(152,568)	266,655
Energies	(3,271,763)	(411,993)	(374,369)
Agriculturals	5,706,120	62,454	1,176,360
Interest rates	(4,123,443)	89,904	(1,837,810)
Stock indices	(163,136)	(306,530)	(365,830)

Change in unrealized trading income/(loss) (6)	$20,181,816	$(776,298)	$103,164

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2011

Type of contract	Equinox Frontier Long/Short Commodity Fund (1)	Equinox Frontier Masters Fund (3)	Equinox Frontier Balanced Fund (2)	Equinox Frontier Heritage Fund (5)
Metals	$22,243,353	$17,541	$(7,332,702)	$(619,217)
Currencies	64,835	439,872	(40,725,767)	(571,607)
Energies	(11,129,918)	101,217	1,141,915	12,279
Agriculturals	(7,448,903)	(204,311)	(11,128,623)	(371,424)
Interest rates	(709,473)	(893,143)	(5,106,082)	(285,680)
Stock indices	(265,307)	1,331,196	(6,925,069)	313,862

Change in unrealized trading income/(loss) (6)	$2,754,587	$792,372	$(70,076,328)	$(1,521,787)

(1)	Formerly the Frontier Long/Short Commodity Series.
(2)	Formerly the Balanced Series.
(3)	Formerly the Frontier Masters Series.
(4)	Formerly the Frontier Diversified Series.
(5)	Formerly the Frontier Heritage Series.
(6)	Amounts recorded in the Statements of Operations under Net change in open trade equity (deficit).

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Series’ open trade equity/(deficit), options written, and receivables from Futures Commissions Merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Series’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2013 and 2012.

Offsetting of Derivative Assets and Liabilities

As of December 31, 2013	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund (1)
Open Trade Equity/(Deficit)	$3,935,252	$—	$3,935,252
Options Purchased	165,915	—	165,915
Options Written	—	(183,856)	(183,856)
Receivable from Futures Commissions Merchants	33,589,290	(10,123,238)	23,466,052
Equinox Frontier Long/Short Commodity Fund (2)
Open Trade Equity/(Deficit)	$227,827	$(418,896)	$(191,069)
Options Purchased	98,740	—	98,740
Options Written	—	(172,650)	(172,650)
Receivable from Futures Commissions Merchants	14,598,699	(6,761,891)	7,836,808
Swap Contract	2,879,910	(423,454)	2,456,546

(1)	Formerly the Balanced Series.
(2)	Formerly the Frontier Long/Short Commodity Series.

As of December 31, 2012	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Equinox Frontier Balanced Fund (1)
Open Trade Equity/(Deficit)	$3,776,266	$(4,887,947)	$(1,111,681)
Options Purchased	439,170	—	439,170
Options Written	—	(165,363)	(165,363)
Receivable from Futures Commissions Merchants	98,277,094	(6,233,501)	92,043,593
Swap Contracts	5,848,689	(1,344,944)	4,503,745
Equinox Frontier Long/Short Commodity Fund (2)
Open Trade Equity/(Deficit)	$412,855	$(4,133,710)	$(3,720,855)
Options Purchased	2,901,320	—	2,901,320
Options Written	—	(928,690)	(928,690)
Receivable from Futures Commissions Merchants	22,276,098	(7,505,125)	14,770,973

(1)	Formerly the Balanced Series.
(2)	Formerly the Frontier Long/Short Commodity Series.

9. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with Futures Commission Merchants (each, an “FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statements of financial condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

In the case of forward contracts traded on the interbank market and swaps, neither is traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

The Managing Owner has established procedures to actively monitor and minimize market and credit risks. The Limited Owners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

10. Indemnifications and Guarantees noted in Management Discussion and Analysis

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The

Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Series up to the amount of equity at risk with UBS of the referenced Series as allocated from the Trading Company. The Series have not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote.

The Trust has guaranteed the obligations of the Trading Companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the Trading Company. The Series have not recorded any liability for the indemnifications in the accompanying financial statement, as it expects any possibility of losses to be remote.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Unitholders

Equinox Frontier Funds (formerly The Frontier Fund)

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Equinox Frontier Funds (formerly The Frontier Fund) (the Trust) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in owners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equinox Frontier Funds as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

March 31, 2014

Equinox Frontier Funds (1)

Consolidated Statements of Financial Condition

December 31, 2013 and 2012

	12/31/13	12/31/12
ASSETS
Cash and cash equivalents	$9,302,857	$17,094,782
U.S. Treasury securities, at fair value	193,678,360	18,001,322
Custom time deposits	—	311,468,033
Receivable from futures commission merchants	61,142,898	148,029,229
Open trade equity, at fair value	15,674,650	—
Options purchased, at fair value	3,033,870	13,935,113
Swap contracts, at fair value	21,455,529	22,289,479
Prepaid service fees	20,052	140,203
Interest receivable	2,652,967	251,630
Receivables from related parties	6,051	—
Other assets	55	35,043

Total Assets	$306,967,289	$531,244,834

LIABILITIES & CAPITAL
LIABILITIES
Open trade deficit, at fair value	$—	$1,818,464
Written options, at fair value	1,222,522	4,199,198
Pending owner additions	34,112	160,672
Owner redemptions payable	1,604,951	1,430,638
Incentive fees payable to Managing Owner	1,411,260	732,119
Management fees payable to Managing Owner	605,219	1,003,663
Interest payable to Managing Owner	281,562	569,115
Trading fees payable to Managing Owner	361,397	602,333
Service fees payable to Managing Owner	405,034	652,500
Payables to related parties	18,949	38,925
Other liabilities	—	51,484

Total Liabilities	5,945,006	11,259,111

CAPITAL
Managing Owner Units	4,246,069	6,287,766
Limited Owner Units	296,776,214	513,697,957

Total Capital	301,022,283	519,985,723

Total Liabilities and Capital	$306,967,289	$531,244,834

(1)	Formerly The Frontier Fund

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds (1)

Consolidated Condensed Schedule of Investments

December 31, 2013

		% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$5,652,154	1.88%
Various base metals futures contracts (U.S.)	185,236	0.06%
Various currency futures contracts (Far East)	—	0.00%
Various currency futures contracts (U.S.)	1,221,239	0.41%
Various energy futures contracts (U.S.)	121,939	0.04%
Various energy futures contracts (Europe)	(155,110)	-0.05%
Various energy futures contracts (Far East)	3,805	0.00%
Various interest rates futures contracts (Canada)	(52,871)	-0.02%
Various interest rates futures contracts (Europe)	(1,090,717)	-0.36%
Various interest rates futures contracts (Far East)	(395,361)	-0.13%
Various interest rates futures contracts (Oceanic)	61,708	0.02%
Various interest rates futures contracts (U.S.)	(1,287,953)	-0.43%
Various precious metal futures contracts (Far East)	—	0.00%
Various precious metal futures contracts (U.S.)	(11,609)	0.00%
Various soft futures contracts (Canada)	—	0.00%
Various soft futures contracts (Europe)	(11,836)	0.00%
Various soft futures contracts (Far East)	—	0.00%
Various soft futures contracts (U.S.)	(3,830,479)	-1.27%
Various stock index futures contracts (Africa)	38,295	0.01%
Various stock index futures contracts (Canada)	282,928	0.09%
Various stock index futures contracts (Europe)	2,767,531	0.92%
Various stock index futures contracts (Far East)	1,399,122	0.46%
Various stock index futures contracts (Mexico)	413	0.00%
Various stock index futures contracts (Oceanic)	279,932	0.09%
Various stock index futures contracts (U.S.)	3,224,823	1.07%

Total Long Futures Contracts	$8,403,189	2.79%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,388,603)	-1.46%
Various base metals futures contracts (U.S.)	(12,775)	0.00%
Various currency futures contracts (Far East)	(1,135)	0.00%
Various currency futures contracts (U.S.)	2,433,370	0.81%
Various energy futures contracts (Europe)	172,634	0.06%
Various energy futures contracts (U.S.)	(137,428)	-0.05%
Various interest rates futures contracts (Canada)	36,440	0.01%
Various interest rates futures contracts (Europe)	686,134	0.23%
Various interest rates futures contracts (Far East)	101,244	0.03%
Various interest rates futures contracts (Oceanic)	(77,260)	-0.03%
Various interest rates futures contracts (U.S.)	1,339,742	0.45%
Various precious metal futures contracts (U.S.)	906,216	0.30%
Various soft futures contracts (Canada)	1,489	0.00%
Various soft futures contracts (Europe)	5,433	0.00%
Various soft futures contracts (U.S.)	4,912,131	1.63%
Various stock index futures contracts (Africa)	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%
Various stock index futures contracts (Europe)	(1,174)	0.00%
Various stock index futures contracts (Far East)	(1,806)	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%
Various stock index futures contracts (U.S.)	48,849	0.02%

Total Short Futures Contracts	$6,023,501	2.00%

CURRENCY FORWARDS *
Various currency forwards contracts	$1,247,960	0.41%

Total Currency Forwards	$1,247,960	0.41%

Total Open Trade Equity (Deficit)	$15,674,650	5.21%

		% of Total Capital
Description	Value	(Net Asset Value)
OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$1,839,592	0.61%
Various currency futures contracts (U.S.)	386,410	0.13%
Various energy futures contracts (U.S.)	75,490	0.03%
Various interest rates futures contracts (U.S.)	528,751	0.18%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	37,644	0.01%
Various stock index futures contracts (U.S.)	165,983	0.06%

Total Options Purchased	$3,033,870	1.02%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(703,619)	-0.23%
Various currency futures contracts (U.S.)	(34,820)	-0.01%
Various energy futures contracts (U.S.)	(152,500)	-0.05%
Various interest rates futures contracts (U.S.)	(127,500)	-0.04%
Various precious metal futures contracts (U.S.)	—	0.00%
Various soft futures contracts (U.S.)	(20,150)	-0.01%
Various stock index futures contracts (U.S.)	(183,933)	-0.06%

Total Options Written	$(1,222,522)	-0.40%

SWAPS (2)
Frontier XXXIV Balanced select swap (U.S.)	$10,126,168	3.36%
Frontier Brevan Howard swap (U.S.)	5,435,184	1.81%
Frontier XXXV Diversified select swap (U.S.)	3,437,632	1.14%
Frontier XXXVII L/S select swap (U.S.)	2,456,545	0.82%

Total Swaps	$21,455,529	7.13%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value
$11,500,000	US Treasury Note 1.125% due 12/31/2019 (Cost $11,178,122)	$10,853,125	3.61%
$11,500,000	US Treasury Note 2.000% due 09/30/2020 (Cost $11,611,497)	11,228,672	3.75%
$25,000,000	US Treasury Note 2.500% due 08/15/2023 (Cost $25,034,823)	23,957,031	8.04%
$13,000,000	US Treasury Note 2.125% due 08/15/2021 (Cost $13,066,678)	12,575,469	4.21%
$13,000,000	US Treasury Note 2.000% due 11/15/2021 (Cost $12,945,421)	12,390,625	4.13%
$75,000,000	US Treasury Note 6.000% due 02/15/2026 (Cost $99,579,227)	95,507,813	32.29%
$20,000,000	US Treasury Note 6.875% due 08/15/2025 (Cost $28,322,622)	27,165,625	9.20%

Total U.S. Treasury Securities		$193,678,360	65.23%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	See Notes to Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds (1)

Consolidated Condensed Schedule of Investments

December 31, 2012

		% of Total Capital
Description	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various stock index futures contracts (U.S.)	$(708,671)	-0.14%
Various stock index futures contracts (Oceanic)	190,826	0.04%
Various stock index futures contracts (Mexico)	1,548	0.00%
Various stock index futures contracts (Far East)	3,549,518	0.68%
Various stock index futures contracts (Europe)	(1,746,507)	-0.34%
Various stock index futures contracts (Canada)	272,823	0.05%
Various stock index futures contracts (Africa)	97,909	0.02%
Various soft futures contracts (U.S.)	(2,211,954)	-0.43%
Various soft futures contracts (Europe)	(145,288)	-0.03%
Various soft futures contracts (Canada)	(335)	0.00%
Various precious metal futures contracts (U.S.)	(756,478)	-0.15%
Various interest rates futures contracts (U.S.)	(609,966)	-0.12%
Various interest rates futures contracts (Oceanic)	298,169	0.06%
Various interest rates futures contracts (Far East)	(428,542)	-0.08%
Various interest rates futures contracts (Europe)	2,592,153	0.50%
Various interest rates futures contracts (Canada)	(120,227)	-0.02%
Various energy futures contracts (U.S.)	13,149,004	2.53%
Various energy futures contracts (Far East)	462	0.00%
Various currency futures contracts (U.S.)	(2,156,861)	-0.41%
Various base metals futures contracts (U.S.)	(9,439)	0.00%
Various base metals futures contracts (Europe)	3,463,404	0.67%

Total Long Futures Contracts	$14,721,548	2.83%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(76,900)	-0.01%
Various base metals futures contracts (Europe)	(7,712,906)	-1.48%
Various currency futures contracts (U.S.)	3,852,251	0.74%
Various currency futures contracts (Canada)	—	0.00%
Various currencey futures contracts (Far East)	684	0.00%
Various stock index futures contracts (U.S.)	(373,552)	-0.07%
Various stock index futures contracts (Europe)	86,644	0.02%
Various stock index futures contracts (Far East)	(630,695)	-0.12%
Various stock index futures contracts (Canada)	(6,159)	0.00%
Various soft futures contracts (U.S.)	2,445,673	0.47%
Various soft futures contracts (Europe)	122,990	0.02%
Various interest rates futures contracts (U.S.)	(385,887)	-0.07%
Various interest rates futures contracts (Oceanic)	(17,218)	0.00%
Various interest rates futures contracts (Far East)	197,000	0.04%
Various interest rates futures contracts (Europe)	(1,273)	0.00%
Various interest rates futures contracts (Canada)	81,091	0.02%
Various precious metal futures contracts (U.S.)	476,388	0.09%
Various energy futures contracts (U.S.)	(15,297,097)	-2.94%
Various energy futures contracts (Europe)	7,109	0.00%

Total Short Futures Contracts	$(17,231,857)	-3.29%

		% of Total Capital
Description	Value	(Net Asset Value)
CURRENCY FORWARDS *
Various currency futures contracts	$691,845	0.13%

Total Currency Forwards	$691,845	0.13%

Total Open Trade Equity (deficit)	$(1,818,464)	-0.33%

OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.08%
Various soft futures contracts (U.S.)	1,320,884	0.25%
Various precious metals futures contracts (U.S.)	711,000	0.14%
Various energy futures contracts (U.S.)	6,285,280	1.21%
Various currency futures contracts (U.S.)	2,901,488	0.56%
Various base metals futures contracts (Europe)	2,277,291	0.44%

Total Options Purchased	$13,935,113	2.68%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	-0.03%
Various soft futures contracts (U.S.)	(447,693)	-0.09%
Various precious metal futures contracts (U.S.)	(540,330)	-0.10%
Various currency futures contracts (U.S.)	(1,340,750)	-0.26%
Various base metals futures contracts(Europe)	(261,172)	-0.05%
Various energy futures contracts (U.S.)	(1,443,890)	-0.28%

Total Options Written	$(4,199,198)	-0.81%

SWAPS (2)
Frontier Balanced RCW-1 Swap(U.S.)	$17,785,733	3.42%
Frontier Balanced DB Swap(U.S.)	2,702,247	0.52%
Frontier Currency DB Swap(U.S.)	1,801,498	0.35%

Total Swaps	$22,289,478	4.29%

U.S. TREASURY SECURITIES

FACE VALUE		Fair Value	Fair Value
$36,700,000	U.S. Treasury Note 4.000% due 02/15/2015 (Cost $38,016,039)	$18,001,322	3.46%

Total U.S. Treasury Securities		$18,001,322	3.46%

*	No individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund
(2)	See Notes to the Consolidated Financial Statements, Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds (1)

Consolidated Statements of Operations

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment income:
Interest—net	$4,195,527	$5,824,751	$6,568,847

Total Income	4,195,527	5,824,751	6,568,847

Expenses:
Incentive Fees	2,300,285	12,198,317	22,931,623
Management Fees	8,403,814	12,850,471	13,708,588
Service Fees—Class 1	7,118,910	10,354,157	14,480,515
Trading Fees	5,588,902	7,888,010	8,670,193

Total Expenses	23,411,911	43,290,955	59,790,919

Investment income/(loss)—net	(19,216,384)	(37,466,204)	(53,222,072)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(12,444,197)	(4,787,818)	145,646,477
Net change in open trade equity/(deficit)	13,437,427	17,630,808	(86,552,220)
Net realized gain/(loss) on swap contracts	(3,555,134)	(525,237)	(9,576,420)
Net unrealized gain/(loss) on swap contracts	1,539,551	(1,386,497)	(11,778,886)
Net realized gain/(loss) on U.S. Treasury securities	1,078,008	2,245,136	185,594
Net unrealized gain/(loss) on U.S. Treasury securities	(7,106,104)	(3,482,576)	(107,239)
Trading commissions	(4,862,596)	(7,746,611)	(7,960,245)
Net increase from payments by managing owner	—	—	390,589
Net realized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	(2,172,987)	(135,775)
Net unrealized gain/(loss) on investment in Berkeley Quantitative Colorado Fund LLC	—	2,084,880	(2,238,083)

Net gain/(loss) on investments	(11,913,045)	1,859,098	27,873,792

Less: Operations attributable to non-controlling interest	—	—	(591)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	$(31,129,429)	$(35,607,106)	$(25,347,689)

(1)	Formerly The Frontier Fund

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds (1)

Consolidated Statement of Changes in Owners’ Capital

For the Years Ended December 31, 2013, 2012 and 2011

	Managing Owner	Limited Owners	Non-Controlling Interests	Total
Owners’ Capital, December 31, 2010	$9,510,765	$876,927,046	$8,462	$886,446,273
Sale of Units	1,710,000	102,169,050	—	103,879,050
Redemption of Units	(4,488,776)	(322,533,853)	—	(327,022,629)
Distributions	—	—	(7,871)	(7,871)
Operations attributable to non-controlling interests	—	—	(591)	(591)
Net increase/(decrease) in Owners’ Capital resulting from operations	(193,414)	(25,154,275)	—	(25,347,689)

Owners’ Capital, December 31, 2011	6,538,575	631,407,968	—	637,946,543
Sale of Units	—	46,946,971	—	46,946,971
Redemption of Units	—	(129,300,685)	—	(129,300,685)
Net increase/(decrease) in Owners’ Capital resulting from operations	(250,809)	(35,356,297)	—	(35,607,106)

Owners’ Capital, December 31, 2012	6,287,766	513,697,957	—	519,985,723
Sale of Units	586,202	12,172,842	—	12,759,044
Redemption of Units	(1,586,194)	(199,006,861)	—	(200,593,055)
Net increase/(decrease) in Owners’ Capital resulting from operations	(486,258)	(30,643,171)	—	(31,129,429)

Owners’ Capital, December 31, 2013	$4,801,521	$296,220,762	$—	$301,022,283

The consolidated Trust is not unitized as are the individual Series of the Trust

(1)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds (1)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(31,129,429)	$(35,607,106)	$(25,347,689)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity (deficit), at fair value	(17,493,114)	(16,671,374)	9,352,795
Net change in options purchased, at fair value	10,901,243	(2,001,975)	19,158,630
Net change in options written, at fair value	(2,976,676)	862,872	—
Net change in allocation of total return swaps	—	—	11,724,468
Net unrealized (gain)/loss on swap contracts	(1,539,551)	1,386,497	9,630,838
Net realized (gain)/loss on swap contracts	3,555,134	525,237	624,520
Net unrealized (gain)/loss on U.S. Treasury securities	7,106,104	3,482,576	(185,594)
Net realized (gain)/loss on U.S. Treasuries securities	(1,078,008)	(2,245,136)	—
Net increase in payments from managing owner	—	—	(390,589)
Net realized (gain)/loss on investment in Berkeley Colorado Quantitative Fund LLC	—	2,172,987	135,775
Net unrealized (gain)/loss on investment in Berkeley Colorado Quantitative Fund LLC	—	(2,084,880)	2,238,083
(Purchases) sales of:
Sales of swap contracts	20,698,367	—	66,705,656
(Purchases) of swap contracts	(21,880,000)	—	(7,004,112)
Sales of U.S. Treasury securities	17,921,554	59,521,241	—
(Purchases) of U.S. Treasury securities	(199,626,688)	—	—
Sales of custom time deposits	311,468,033	46,818,526	90,119,989
Sales of Berkeley Colorado Quantitative Fund LLC	—	6,182,737	1,512,397
Increase and/or decrease in:
Receivable from futures commission merchants	86,886,331	12,337,706	57,688,055
Distributions from trading companies	—	—	(7,871)
Prepaid service fees	120,151	170,227	356,824
Interest receivable	2,401,337	837,094	(7,833)
Receivable from related parties	(6,051)	—	—
Other assets	34,989	61,203	(76,633)
Incentive fees payable to Managing Owner	679,141	(1,111,997)	(5,489,678)
Management fees payable to Managing Owner	(398,444)	(116,832)	(14,526)
Interest payable to Managing Owner	(287,553)	(148,735)	123,890
Trading fees payable to Managing Owner	(240,936)	(112,780)	5,849
Service fees payable to Managing Owner	(247,466)	(154,190)	98,856
Payables to related parties	(19,976)	37,192	(214,272)
Other liabilities	(51,485)	34,876	(22,089)

Net cash provided by (used in) operating activities	179,994,333	74,175,966	230,715,739

Cash Flows from Financing Activities:
Proceeds from sale of capital	12,759,044	46,946,971	103,879,050
Payment for redemption of capital	(200,593,055)	(129,300,685)	(327,022,629)
Pending owner additions	(126,560)	(223,785)	(581,868)
Redemptions payable	174,313	(1,956,488)	2,469,961

Net cash provided by (used in) financing activities	(187,786,258)	(84,533,987)	(221,255,486)

Net increase (decrease) in cash and cash equivalents	(7,791,925)	(10,358,021)	9,460,253
Cash and cash equivalents, beginning of period	17,094,782	27,452,803	17,992,550

Cash and cash equivalents, end of period	$9,302,857	$17,094,782	$27,452,803

(1)	Formerly The Frontier Fund

The accompanying notes are an integral part of these consolidated financial statements.

Equinox Frontier Funds (Formerly The Frontier Fund)

Notes to Consolidated Financial Statements

1. Organization and Purpose

Equinox Frontier Funds (formerly The Frontier Fund), which is referred to in this report as “the Trust”, was formed on August 8, 2003, as a Delaware statutory trust. The Trust is a multi-advisor commodity pool, as described in Commodity Futures Trading Commission (the “CFTC”) Regulation § 4.10(d)(2). The Trust has authority to issue separate series, or each, a Series, of units of beneficial interest (the “Units”) pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The assets of each Series are valued and accounted for separately from the assets of other Series. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). It is managed by its Managing Owner, Equinox Fund Management, LLC.

Purchasers of Units are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, by and among the Managing Owner, Wilmington Trust Company as trustee and the unitholders, as amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of all Series.

The Trust has been organized to pool assets of investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts (“Swaps”).

The Trust has seven (7) separate and distinct Series of Units issued and outstanding: Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Frontier Winton Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), (each a “Series” and collectively, the “Series”). The Currency Series ceased trading on April 18, 2013 and the TBG Institutional Series ceased trading on May 23, 2013. The Trust financial statements are comprised of unitized Series which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

•

engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

•

allocates funds to a limited liability trading company or companies (“Trading Company”). Except as otherwise described in these notes, each Trading Company has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s assets and make the trading decisions for the assets of each Series vested in such Trading Company. Each Trading Company will segregate its assets from any other Trading Company;

•	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series;

•	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

•

has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments;

•

maintains each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of Selling Agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to Equinox Fund Management, LLC (the “Managing Owner”) by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), and Equinox Frontier Masters Fund (formerly Frontier Masters Series) or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents; and

•

all payments made to Selling Agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) or Equinox Frontier Balanced Fund (formerly Balanced Series) will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) Business Day to be received by the Managing Owner prior to 4:00 PM in New York.

As of December 9, 2013, the Balanced Series of the Trust became known as the Equinox Frontier Balanced Fund, the Frontier Diversified Series of the Trust became known as the Equinox Frontier Diversified Fund, the Frontier Heritage Series became known as Equinox Frontier Heritage Fund, the Frontier Long/Short Commodity Series became known as the Equinox Frontier Long/Short Commodity Fund, the Frontier Masters Series became known as the Equinox Frontier Masters Fund, the Frontier Select Series became known as the Equinox Frontier Select Fund, and the Winton Series became known as the Equinox Frontier Winton Fund.

The assets of any particular Series include only those funds and other assets that are paid to, held by or distributed to the Trust on account of and for the benefit of that Series. Under the “Inter-Series Limitation on Liability” expressly provided for under Section 3804(a) of the Trust Act, separate and distinct records of the cash and equivalents, although pooled for maximizing returns, is maintained in the books and records of each Series.

As of December 31, 2013, the Trust, with respect to the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Frontier Winton Series) and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) separates Units into three separate Classes—Class 1, Class 2, and Class 3. The Trust, with respect to the Equinox Frontier Balanced Fund (formerly Balanced Series) and the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) separates Units into six separate Classes—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a. It is expected that between 10% and 30% of each Series’ assets normally will be invested in one or more Trading Companies to be committed as margin for trading positions, but from time to time these percentages may be substantially more or less. The remainders of each Series’ assets are maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury Securities, certificates of deposit and custom time deposits. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

Each Series of the Trust may invest a portion of its assets in a single Trading Company or in several different Trading Companies and may have multiple Trading Advisors that manage the assets invested in such Trading Companies.

During July 2012, Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) Class 1 Units and Equinox Frontier Balanced Fund (formerly Balanced Series) Class 1a Units ceased Trading Operations and all remaining Units were exchanged for Class 3 Units and Class 3a Units, respectively.

In November 2010, the Equinox Frontier Select Fund (formerly Frontier Select Series) of the Trust invested a portion of its assets in Berkeley Quantitative Colorado Fund LLC, an unaffiliated company, managed by an affiliate of Berkeley Quantitative L.P. Through this investment, Berkeley Quantitative L.P. became a commodity trading advisor to the Trust. The investment was liquidated March 20, 2012.

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trust.

Basis of Presentation—The Trust follows Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, schedules of investments, results of operations, changes in capital and cash flows.

Consolidation—Each Series of the Trust invests in Trading Companies who authorize certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses, all of which is allocated to the Series. The Trading Companies and Series of the Trust are consolidated by the Trust.

Investment in Berkeley Quantitative Colorado Fund LLC—The Equinox Frontier Select Fund (formerly Frontier Select Series) of the Trust had an investment in the Berkeley Quantitative Colorado Fund LLC. The Berkeley Quantitative Colorado Fund LLC began operations on November 1, 2010. The Berkeley Quantitative Colorado Fund LLC was not consolidated into the financial statements of the Trust because the Trust has no control or transparency over the operations of the fund. This investment was shown on the consolidated statements of financial condition with the change in fair value shown in net unrealized gain/(loss) on the Berkeley Quantitative Colorado Fund LLC. This investment was liquidated on March 20, 2012.

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates and such differences could be material.

Cash and Cash Equivalents—Cash and cash equivalents include cash and overnight investments in interest-bearing demand deposits held at banks with original maturities of three months or less.

Interest Income—Aggregate interest income from all sources, including U.S. Treasury securities, custom time deposits and assets held at Futures Commission Merchants (“FCM”), up to the first two percentage points or 20% of the aggregate percentage yield (annualized) is paid to the Managing Owner. All interest not paid to the Managing Owner is interest income to the Trust.

U.S. Treasury Securities—U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the consolidated statements of financial condition as interest receivable.

Custom Time Deposits— In October 2008, the Trust invested approximately $272 million in custom time deposits with U.S. Bank N.A. The time deposits earn a guaranteed fixed interest rate of 3.75% and matured nine months from the deposit date and were subject to automatic six-month rollovers through October 2013. In September 2009, the Trust invested approximately $100 million in custom time deposits with U.S. Bank N.A. The time deposits earned a guaranteed fixed interest rate of 2.17% and matured six months from the deposit date and were subject to automatic six-month rollovers through October 2014. In April 2010, the Trust invested approximately $50 million in custom time deposits with U.S. Bank N.A. The time deposits earned a guaranteed fixed interest rate of 2.40% and matured six months from the deposit date and were subject to automatic six-month rollovers through October 2015. Custom time deposits were allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. The Series of the Trust valued the custom time deposits at face value plus accrued interest as it is considered a deposit account under paragraph 7.49 of the Investment Company Audit Guide, and accordingly, this deposit is not subject to ASC 820. All three tranches of the custom time deposits described above have been redeemed as of December 31, 2013. Proceeds of redeemed time deposits were used to fund counterparty margin requirements, investor redemptions from the Trust, or other operating needs of the Trust.

Credit Default Swaps—The Series of the Trust invested in credit default swaps for the purpose of mitigating part of the risk of concentration of deposits with U.S. Bank National Association to other major financial institutions. See Note 4. Credit Default Swaps were allocated to each Series based on their percentage ownership in the pooled cash management assets as of the reporting date. Credit Default Swaps were reported at fair value based upon counterparty value per the valuation policy. The Series of the Trust recorded the daily change in fair value in the statements of operations as net unrealized gain/(loss) on swap contracts. All Credit Default Swaps expired during March 2012.

Receivable From Futures Commission Merchants—The Trust deposits assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM.

Investment Transactions—Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”).

Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market. For U.S. Treasury securities, interest was recognized in the period earned and the instruments were marked-to-market daily based on third party information. Custom time deposits are valued at face value plus accrued interest and the interest income is recognized in the period earned. Transaction costs are recognized as incurred and reflected separately in the consolidated statements of operations.

Foreign currency transactions—The Series of the Trust’s functional currency is the U.S. Dollar, however, they transact business in currencies other than the U.S. Dollar. The Series of the Trust do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Allocation of Earnings—Each Series of the Trust may maintain three or six classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a and Class 3a). All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3 and Class 3a Units based on each Class’ respective owners’ capital balances as applicable to the classes maintained by the Series.

Payments by the Managing Owner—The Managing Owner may make discretionary payments to the Trust related to a variety of factors, including investment losses to reimburse the effect of a loss on a portfolio investment which has been caused by a situation outside the Trust’s, or it’s affiliates’, direct control. Such payments will be made on a discretionary basis and will be disclosed in the consolidated statement of operations as a net increase from payments by the Managing Owner. These payments are in accordance with the Trust agreement on a discretionary basis as determined by the Managing Owner.

Investments and Swaps—The Trust records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value basis upon daily reports from the counterparty. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments of based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place.

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the years ended December 31, 2013, 2012 and 2011. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust is treated as a partnership for Federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, the Trust is not a publicly traded partnership treated as a corporation, and (ii) the discussion set forth in the Prospectus under the heading “Federal Income Tax Consequences” correctly summarizes the material Federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

Fees and Expenses—All management fees, incentive fees, service fees and trading fees of the Trust are paid to the Managing Owner. It is the responsibility of the Managing Owner to pay all Trading Advisor management and incentive fees, Selling Agent Service fees and all other operating expenses and continuing offering costs of the Trust.

Service Fees—The Trust may maintain each Series of Units in three or six sub-classes—Class 1, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of any Series are charged a service fee of up to three percent (3.0%) annually of the NAV of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the NAV at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to Selling Agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), and Equinox Frontier Masters Fund (formerly Frontier Masters Series) or Class 2a Units of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series)) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. The Managing Owner may also pay Selling Agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such Selling Agents.

These service fees are part of the offering costs of the Trust, which include registration and filing fees, legal and blue sky expenses, accounting and audit, printing, marketing support and other offering costs which are born by the Managing Owner. With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Class 1 and Class 1a Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed for such payment by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk of the downside and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months.

Pending Owner Additions—Funds received for new subscriptions and for additions to existing owner interests are recorded as capital additions at the NAV per unit of the second business day following receipt.

Recently Adopted Accounting Pronouncements—In December of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. FASB issued additional clarification to specify that the guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria of the Codification or subject to a master netting arrangement or similar agreement. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Trust’s financial position or results of operations.

Recently Issued Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial position or results of operations.

Reclassification—Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation. None of the reclasses had an impact on the NAV or performance of the Trust.

Subsequent Events—The Trust follows the provisions of ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. No events or transactions requiring recognition or disclosure have been identified.

3. Fair Value Measurements

In connection with the valuation of investments the Trust applies ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial asset or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include U.S. Treasury securities and open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. U.S. Treasury securities and futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currency forwards are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Series of the Trust strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value based upon daily reports from the counterparty. The Managing Owner values the investments of based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the valuation committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and it’s subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process for the Series. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing valuation provided by the swap counterparty and daily valuation provided by the third party pricing service to ensure the change in fair value is reasonable and valuations are in accordance with current regulations and best practices. The committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, by Series, measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$14,426,691	$1,247,959	$—	$15,674,650
Swap Contracts	—	—	21,455,529	21,455,529
U.S. Treasury Securities	193,678,360	—	—	193,678,360
Purchased options	—	3,033,870	—	3,033,870
Written Options	—	(1,222,522)	—	(1,222,522)

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Open Trade Equity (Deficit)	$(2,510,310)	$691,846	$—	$(1,818,464)
Swap Contracts	—	—	22,289,479	22,289,479
U.S. Treasury Securities	18,001,322	—	—	18,001,322
Purchased options	—	13,935,113	—	13,935,113
Written Options	—	(4,199,198)	—	(4,199,198)

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap contract asset gains and losses (realized/unrealized) included in earnings are classified in “realized and unrealized gain (loss) on investments – net unrealized gain/(loss) on swap contracts” on the statements of operations. The Trust assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trust’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2013, the Trust did not transfer any assets between Level 1 and Level 2. During the year ended December 31, 2012, the Trust transferred currency forwards from Level 1 assets to Level 2 assets.

For the Year Ended December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$22,289,479
Total gains or losses (realized/unrealized):
Included in earnings-realized	(3,555,134)
Included in earnings-unrealized	1,539,551
Purchases of investments	21,880,000
Sales of investments	(20,698,367)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2013	$21,455,529

For the Year Ended December 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$24,211,688
Total gains or losses (realized/unrealized):	—
Included in earnings-realized	(525,237)
Included in earnings-unrealized	(1,386,497)
Purchases	—
Sales	(10,475)
Transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets as of December 31, 2012	$22,289,479

Investment in Berkeley Quantitative Colorado Fund LLC

On November 1, 2010, the Equinox Frontier Select Fund (formerly Frontier Select Series) made an investment in a non-registered fund, the Berkeley Quantitative Colorado Fund LLC. As of December 31, 2011, the fair value of the investment in Berkeley Quantitative Colorado Fund LLC exceeded five percent of the Equinox Frontier Select Fund (formerly Frontier Select Series) owners’ capital balance. The investment was liquidated on March 20, 2012.

The following tables summarize the Equinox Frontier Select Fund (formerly Frontier Select Series) investment in Berkeley Quantitative Colorado Fund LLC as of and for the years ended December 31, 2011 and 2010. The management agreement of the investee fund provided for compensation to the investment manager in the form of fees in the monthly amount equal to one-twelfth of 3.0% of the notional account net asset value and 20% of the new high net trading profits earned.

2011

Investment	% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative Colorado Fund LLC	15.83%	$6,270,844	$(2,373,858)	$791,365	$—	Leveraged Speculation	Monthly *

2010

Investment	*% of Owners’ Capital	Fair value	Income (loss)	Mgmt Fee	Incentive Fees	Investment Objective	Redemptions Permitted
Berkeley Quantitative Colorado Fund LLC	14.46%	$10,157,099	$153,203	$146,432	$45,345	Leveraged Speculation	Monthly	*

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Series of the Trust will strategically invest a portion or all of their assets in total return swaps, selected at the direction of the Managing Owner. Total return Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical total return Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

The Trust invested in Credit Default Swaps (“CDS”) with highly-rated counterparties as part of its portfolio. CDSs are over-the-counter investment instruments designed to mitigate counterparty risk and generally pay upon the happening of a credit default of a counterparty. The CDS were allocated to each Series based on their percentage ownership in the pooled cash management assets at U.S. Bank National Association as of the reporting date. All Credit Default Swaps had expired as of March 31, 2012.

The Trust’s investment in Swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of the Trust and to provide access to programs and advisors that would not be otherwise available to the Trust, and are not used for hedging purposes.

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2013 and 2012, approximately 3.0% and 3.2%, respectively, of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain Swaps and is recorded as cash and cash equivalents on the Statements of Financial Condition of the Trust.

The Trust strategically invests assets in one or more swaps linked to certain underlying investments or indices at the direction of the Managing Owner. The Trading Company in which the assets of the Trust will be invested will not own any of the investments or indices referenced by any swap entered into by the Trust. In addition, neither the swap counterparty nor any advisor referenced by any such swap is a Trading Advisor to the Trust.

The Trust had invested in the following swaps as of and for the year ended December 31, 2013:

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	Societe Generale	DeutscheBank	DeutscheBank AG
Notional Amount	$—	$—	$80,591,769
Termination Date	11/21/2014	6/30/2016	8/2/2018
Investee Returns	Total Returns	On Default	On Default
Realized Gain/(Loss)	$(1,645,980)	$(1,908,743)	$—

Unrealized Gain/(Loss)	$215,224	$1,749,332	$522,003

Fair Value as of 12/31/13	$—	$—	$10,122,003

	Total Return Swap	Total Return Swap	Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$34,400,000	$25,500,000	$18,663,283
Termination Date	8/7/2018	8/2/2018	3/26/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(423,454)	$37,632	$591,793

Fair Value as of 12/31/13	$2,456,545	$3,437,632	$5,435,184

The Trust had invested in the following swaps as of and for the year ended December 31, 2012:

	Credit Default Swap	Credit Default Swap	Option/Swap	Total Return Swap
Counterparty	BNP Paribas	Societe Generale	Societe Generale	DeutscheBank
Notional Amount	$—	$—	$20,486,403	$23,551,287
Termination Date	3/20/2012	3/20/2012	11/21/2014	6/30/2016
Investee Returns	On Default	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$(407,283)	$(117,954)	$—	$—

Unrealized Gain/(Loss)	$(215,874)	$117,954	$78,977	$(1,378,028)

Fair Value as of 12/31/2012	$—	$—	$17,785,733	$4,503,745

5. Transactions with Affiliates

The Managing Owner contributes funds to the Trust in order to have a 1% interest in the aggregate capital, profits and losses and in return will receive units designated as general units in the Series of the Trust in which the Managing Owner invests such funds. The general units may only be purchased by the Managing Owner and may be subject to no advisory fees or management advisory fees at reduced rates. Otherwise, the general units hold the same rights as the limited units. The Managing Owner is required to maintain at least a 1% interest (“Minimum Purchase Commitment”) in the aggregate capital, profits and losses of the Trust so long as it is acting as the Managing Owner of the Trust. Such contribution was made by the Managing Owner before trading commenced for the Trust and will be maintained throughout the existence of the Trust, and the Managing Owner will make such purchases as are necessary to effect this requirement. Additionally, the Managing Owner agreed with certain regulatory bodies to maintain a 1% interest specifically in the Equinox Frontier Balanced Fund (formerly Balanced Series) Class 1a Units and Equinox Frontier Balanced Fund (formerly Balanced Series) Class 2a Units, aggregated, and each of the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), and Equinox Frontier Masters Fund (Frontier Masters Series). The 1% interest in these specific Series of the Trust is included in computing the Minimum Purchase Commitment in aggregate capital. In addition to the general units the Managing Owner receives in respect of its Minimum Purchase Commitment, the Managing Owner may purchase limited units in any Series as a Limited Owner. Principals of the Managing Owner or affiliates are allowed to own beneficial interests in the Trust, as well. All units purchased by the Managing Owner are held for investment purposes only and not for resale. The Managing Owner may make purchases or redemptions at any time on the same terms as any Limited Owner. The Trust has and will continue to have certain relationships with the Managing Owner and its affiliates.

Expenses

Management Fees—Each Series of the Trust pays to the Managing Owner a monthly management fee equal to a certain percentage of such Series’ assets attributable to such Series (including notional assets), calculated on a daily basis. The annual rate of the management fee is 0.5% for the Equinox Frontier Balanced Fund (formerly Balanced Series), 2.0% for the Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) Class 1a and Class 2a and Equinox Frontier Masters Fund (formerly Frontier Masters Series), 0.75% for Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), 2.5% for the Equinox Frontier Heritage Fund (formerly Frontier Heritage Series) and Equinox Frontier Select Fund (formerly Frontier Select Series), and 3.5% for the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) Class 1 and Class 2. The Managing Owner may pay all or a portion of such management fees to the Trading Advisor(s) for such Series.

Trading Fees—In connection with each Series’ trading activities of the Trust, the Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Classes 1, 2 and 3), Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Winton Fund (formerly Winton Series) and Equinox Frontier Heritage Fund (formerly Frontier

Heritage Series) pays to the Managing Owner a trading fee, or FCM Fee, up to 0.75% of such Series’ NAV, calculated daily. The Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) (Classes 1a and 2a) and Equinox Frontier Masters Fund (formerly Frontier Masters Series) pays to the Managing Owner a trading fee, or FCM Fee, up to 2.25% and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees—Some Series of the Trust pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated by such Series, monthly or quarterly. Because the Equinox Frontier Balanced Fund (formerly Balanced Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), and Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that in any given period the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Equinox Frontier Balanced Fund (formerly Balanced Series) and the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series) and 20% for the Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), Equinox Frontier Select Fund (formerly Frontier Select Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series) and Equinox Frontier Masters Fund (formerly Frontier Masters Series). The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

Service Fees—In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee equal to 3% annually, which the Managing Owner pays to selling agents of the Trust.

As of December 31, 2013, the Trust has a payable to the Managing Owner in the amounts of $1,411,260, $605,219, $281,562, $361,397 and $405,034 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2012, the Trust has a payable to the Managing Owner in the amounts of $732,119, $1,003,663, $569,115, $602,333 and $652,500 for incentive fees, management fees, interest, trading fees, and trailing service fees, respectively.

For the year ended December 31, 2013, the Trust paid the Managing Owner $2,300,285, $8,403,814, $7,118,910 and $5,588,902 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2011, the Trust paid the Managing Owner $12,198,317, $12,850,471, $10,354,157 and $7,888,010 for incentive fees, management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2012, the Trust paid the Managing Owner $22,931,623, $13,708,588, $14,480,515 and $8,670,193 for incentive fees, management fees, service fees, and trading fees, respectively.

With respect to the service fees, the initial service fee (for the first 12 months) relating to a purchase of Units by an investor is prepaid by the Managing Owner to the relevant selling agent in the month following such purchase and is reimbursed therefore by the Series monthly in arrears in an amount based upon a corresponding percentage of NAV, calculated daily. Consequently, the Managing Owner bears the risk and enjoys the benefit of the upside potential of any difference between the amount of the initial service fee prepaid by it and the amount of the reimbursement thereof, which may result from variations in NAV over the following 12 months. For the year ended December 31, 2013 and 2012 amounts received or receivable from the Managing Owner for the difference in monthly service fees from the prepaid initial service fees were $18,328 and $2,096, respectively.

Aggregate interest income from all sources, including assets held at clearing brokers, up to 2% (annualized) is paid to the Managing Owner by the Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1 and Class 2 only), Equinox Frontier Winton Fund (formerly Winton Series), Equinox Frontier Select Fund (formerly

Frontier Select Series), and Equinox Frontier Heritage Fund (formerly Frontier Heritage Series). For the Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), Equinox Frontier Masters Fund (formerly Frontier Masters Series), and Equinox Frontier Balanced Fund (formerly Balanced Series) (Class 1a and Class 2a only), 20% of the total interest allocated to each Series is paid to the Managing Owner. During the years ended December 31, 2013, 2012 and 2011, the Trust paid $5,133,860, $7,373,409 and $9,088,275, respectively, of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

The Managing Owner paid to The Bornhoft Group Corporation, an affiliate of the Trust, a monthly fee of 0.25% (annualized) of the NAV of the Trust, for services in connection with the daily valuation of each Series and Class. The amount paid under this agreement was $0, $465,858 and $1,890,452 for the years ended December 31, 2013, 2012 and 2011. As of April 20, 2012, the contract with The Bornhoft Group Corporation was amended to provide for an annual payment of $1,100,000 for the first year of the contract and $600,000 for the second year of the contract, for investment and advisor services and 0.1% annually of the trading level with the Equinox Frontier Balanced Fund (formerly Balanced Series) in lieu of a monthly service fee. The Managing Owner paid $1,113,677 and $766,944, respectively under this agreement for the years ended December 31, 2013 and 2012.

Equinox Financial Group, LLC, an affiliate of the Trust, provides management services for the Managing Owner who paid $1,415,000 and $437,245, for the years ended December 31, 2013 and 2012, respectively.

Solon Capital, LLC, an affiliate of the Trust, provides product development and marketing services. For these services, the Managing Owner paid Solon Capital, LLC, $1,813,029, $2,627,888 and $3,402,814, respectively, for the years ended December 31, 2013, 2012 and 2011.

Equinox Group Distributors LLC (formerly Bornhoft Group Securities Corporation), an affiliate under common control of the Managing Owner, serves as wholesaler of the Trust by marketing to broker/dealer organizations.

6. Financial Highlights

The following information presents the financial highlights of the Trust for years ended December 31, 2013, 2012, and 2011. This data has been derived from the information presented in the consolidated financial statements.

	2013	2012	2011
Ratios to average net assets (1)
Net investment gain/(loss) (1)	-4.72%	-6.41%	-6.98%
Expenses before incentive fees (3)	5.18%	5.32%	4.84%
Expenses after incentive fees (3)	5.75%	7.41%	7.84%
Total return before incentive fees (2)	-7.08%	-4.01%	-0.32%
Total return after incentive fees (2)	-7.64%	-6.09%	-3.33%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner. See footnote 5.

The Trust financial highlights are calculated based upon the Trust’s consolidated financial statements. The consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

7. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2013 and 2012 is included in the Consolidated Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts.

For the years ended December 31, 2013 and 2012, the monthly average of futures contracts bought was approximately 75,200 and 69,300, respectively and sold was approximately 81,900 and 68,200, respectively. The following tables summarize the trading income/(loss) for the years ended December 31, 2013 and 2012 approximately by contract:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2013 (1)

Type of contract
Metals	$5,462,839
Currencies	(12,769,910)
Energies	(16,450,880)
Agriculturals	(2,150,189)
Interest rates	(31,078,862)
Stock indices	44,542,805

Realized trading income/(loss)(1)	$(12,444,197)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2013 (2)

Type of contract
Metals	$6,511,874
Currencies	3,826,678
Energies	(238,494)
Agriculturals	654,420
Interest rates	(3,278,656)
Stock indices	5,961,605

Change in unrealized trading income/(loss) (2)	$13,437,427

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2012 (1)

Type of contract
Metals	$(22,838,438)
Currencies	(2,494,663)
Energies	(27,005,365)
Agriculturals	3,256,857
Interest rates	35,056,534
Stock indices	9,237,257

Realized trading income/(loss) (1)	$(4,787,818)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2012 (2)

Type of contract
Metals	$1,556,325
Currencies	18,010,199
Energies	(3,566,647)
Agriculturals	(2,041,315)
Interest rates	2,248,451
Stock indices	1,423,795

Change in unrealized trading income/(loss) (2)	$17,630,808

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (1)

Type of contract
Metals	$11,612,828
Currencies	34,838,054
Energies	35,782,228
Agriculturals	13,881,212
Interest rates	28,920,221
Stock indices	20,611,934

Realized trading income/(loss) (1)	$145,646,477

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2011 (2)

Type of contract
Metals	$(9,104,684)
Currencies	(39,279,686)
Energies	611,935
Agriculturals	(18,764,970)
Interest rates	(8,749,367)
Stock indices	(11,265,448)

Change in unrealized trading income/(loss) (2)	$(86,552,220)

(1)	In the Consolidated Statement of Operations under net realized gain/(loss) on futures, forwards and options.
(2)	In the Consolidated Statement of Operations under net change in open trade equity (deficit), at fair value.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trust’s open trade equity/(deficit), options written, and receivables from Futures Commissions Merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trust’s policy is to recognize amounts subject to master netting arrangements on a net basis on the consolidated statements of financial condition.

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the consolidatsd statements of financial condition as of December 31, 2013 and December 31, 2012:

Offsetting of Derivative Assets and Liabilities

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
As of December 31, 2013
Open Trade Equity/(Deficit)	$16,274,437	$599,787	$15,674,650
Options Purchased	3,033,870	—	3,033,870
Options Written	—	(1,222,522)	(1,222,522)
Receivable from Futures Commissions Merchants	158,747,936	(97,605,038)	61,142,898
Swap Contracts	21,879,883	(424,354)	21,455,529

As of December 31, 2012	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Open Trade Equity/(Deficit)	$8,702,522	$(10,520,986)	$(1,818,464)
Options Purchased	13,935,113	—	13,935,113
Options Written	—	(4,199,198)	(4,199,198)
Receivable from Futures Commissions Merchants	225,653,255	(77,624,026)	148,029,229
Swap contracts	23,657,033	(1,367,554)	22,289,479

8. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statements of financial condition, may result in future obligation or loss in excess of the amount paid by the Series for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

In the case of forward contracts traded on the interbank market and swaps, neither is traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

The Managing Owner has established procedures to actively monitor and minimize market and credit risks. The Limited Owners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

9. Indemnifications and Guarantees

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trust has had no prior claims or payments pursuant to these agreements. The Trust’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. However, based on experience the Trust expects the risk of loss to be remote. Maximum exposure is unfulfilled obligations of the Trust up to the amount of equity at risk with UBS. The Trust has not recorded any liability for the guarantees in the accompanying financial statements as it expects any possibility of losses to be remote.

The Trust has guaranteed the obligations of the trading companies under the customer agreements with UBS Securities as Clearing Broker. In the event that one Series of the Trust is unable to meet its obligations to UBS Securities, the assets of the other Series will be available to UBS Securities as part of the guarantee, but only to the extent of such Series’ pro rata allocation to the trading company. The Trust has not recorded any liability for the indemnifications in the accompanying financial statements as it expects any possibility of losses to be remote.

Report of Independent Registered Public Accounting Firm

To the Executive Committee and Equinox Frontier Funds (formerly The Frontier Fund),

as sole member of the Trading Companies

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (collectively, the Trading Companies) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trading Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trading Companies are not required to have, nor were we engaged to perform an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV, LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado

March 31, 2014

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Financial Condition

December 31, 2013 and 2012

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company V, LLC
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
ASSETS
Receivable from futures commission merchants	$16,469,042	$43,439,427	$13,212,581	$20,525,159	$—	$14,732,606
Open trade equity, at fair value	3,162,843	777,575	4,321,293	1,499,438	—	1,311,171
Options purchased, at fair value	165,983	439,170	—	—	—	—
Swap contracts, at fair value	—	17,785,734	—	—	—	—
Interest receivable	—	—	155	2,882	—	2,181

Total Assets	$19,797,868	$62,441,906	$17,534,029	$22,027,479	$—	$16,045,958

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	2,361	6,479	—	—	—	—
Options written, at fair value	183,932	165,363	—	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	186,293	171,842	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	19,611,575	62,270,064	17,534,029	22,027,479	—	16,045,958

Total Liabilities and Members’ Equity	$19,797,868	$62,441,906	$17,534,029	$22,027,479	$—	$16,045,958

	Frontier Trading Company VII, LLC		Frontier Trading Company IX, LLC		Frontier Trading Company XIV, LLC
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
ASSETS
Receivable from futures commission merchants	$7,268,432	$12,684,556	$—	$—	$2,822,890	$45,275,485
Open trade equity, at fair value	—	—	—	—	706,184	—
Options purchased, at fair value	98,740	2,901,320	—	—	—	—
Swap contracts, at fair value	—	—	—	—	—	—
Interest receivable	—	—	—	—	—	—

Total Assets	$7,367,172	$15,585,876	$—	$—	$3,529,074	$45,275,485

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	164	100	—	—	1,377	8,724
Options written, at fair value	172,650	905,196	—	—	—	—
Open trade deficit, at fair value	191,069	3,830,010	—	—	—	2,120,437

Total Liabilities	363,883	4,735,306	—	—	1,377	2,129,161

MEMBERS’ EQUITY (Net Asset Value)	7,003,289	10,850,570		—	3,527,697	43,146,324

Total Liabilities and Members’ Equity	$7,367,172	$15,585,876	$—	$—	$3,529,074	$45,275,485

	Frontier Trading Company XV, LLC		Frontier Trading Company XVII, LLC		Frontier Trading Company XVIII, LLC
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
ASSETS
Receivable from futures commission merchants	$13,257,812	$5,953,949	$—	$—	$568,376	$2,087,026
Open trade equity, at fair value	4,087,038	203,464	—	—	—	85,660
Options purchased, at fair value	2,769,147	10,594,622	—	—	—	—
Swap contracts, at fair value	—	—	—	4,503,744	—	—
Interest receivable	657	—	—		—	—

Total Assets	$20,114,654	$16,752,035	$—	$4,503,744	$568,376	$2,172,686

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	2,114	—	—	1	508
Options written, at fair value	865,940	3,105,144	—	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	865,940	3,107,258	—	—	1	508

MEMBERS’ EQUITY (Net Asset Value)	19,248,714	13,644,777	—	4,503,744	568,375	2,172,178

Total Liabilities and Members’ Equity	$20,114,654	$16,752,035	$—	$4,503,744	$568,376	$2,172,686

(1)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Financial Condition

December 31, 2013 and 2012

	Frontier Trading Company XXIII, LLC (2)		Frontier Trading Company XXXIV LLC (4)		Frontier Trading Company XXXV LLC (4)
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
ASSETS
Receivable from futures commission merchants	$4,183,822	$3,343,890	$—	$—	$—	$—
Open trade equity, at fair value	67,845	231,181	—	—	—	—
Swap contracts, at fair value	—	—	10,126,168	—	3,437,632	—
Interest receivable	—	—	—	—	—	—

Total Assets	$4,251,667	$3,575,071	$10,126,168	$—	$3,437,632	$—

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	7	—	—	—	—
Options written, at fair value	—	—	—	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	—	7	—	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	4,251,667	3,575,064	10,126,168		3,437,632

Total Liabilities and Members’ Equity	$4,251,667	$3,575,071	$10,126,168	$—	$3,437,632	$—

	Frontier Trading Company XXXVII LLC (5)		Frontier Trading Company XXXVIII LLC (6)		Frontier Trading Company XXXIX LLC (3)
	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012
ASSETS
Receivable from futures commission merchants	$—	$—	$3,359,991	$—	$—	$—
Open trade equity, at fair value	—	—	3,520,515	—	—	—
Swap contracts, at fair value	2,456,545	—	—	—	5,435,184	—
Interest receivable	—	—	—	—	—	—

Total Assets	$2,456,545	$—	$6,880,506	$—	$5,435,184	$—

LIABILITIES & MEMBERS’ EQUITY
LIABILITIES
Payable to futures commission merchants	$—	$—	$—	$—	$—	$—
Interest payable	—	—	227	—	—	—
Options written, at fair value	—	—	—	—	—	—
Open trade deficit, at fair value	—	—	—	—	—	—

Total Liabilities	—	—	227	—	—	—

MEMBERS’ EQUITY (Net Asset Value)	2,456,545		6,880,279		5,435,184	—

Total Liabilities and Members’ Equity	$2,456,545	$—	$6,880,506	$—	$5,435,184	$—

(1)	Formerly The Frontier Fund.
(2)	Trading Company XXIII commenced trading operations in January 2012.
(3)	Trading Company XXXIX commenced trading operations in March 2013.
(4)	Trading Company XXXIV and XXXV commenced trading operations in July 2013.
(5)	Trading Company XXXVII commenced trading operations in November 2013.
(6)	Trading Company XXXVIII commenced operations in August 2013.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2013

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(56,174)	-0.29%	$6,814	0.04%	$(70,059)	-1.00%	$330,831	9.38%
Copper (LME) settling 1/1/2014 (number of contracts: 32)	—	0.00%	—	0.00%	—	0.00%	198,216	5.62%
Various base metals futures contracts (U.S.)	44,938	0.23%	325	0.00%	123,274	1.76%	25	0.00%
Various currency futures contracts (U.S.)	370,968	1.89%	449,531	2.56%	(19,944)	-0.28%	7,079	0.20%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(21,831)	-0.11%	63,950	0.36%	12,781	0.18%	8,679	0.25%
Natural Gas settling 3/1/2014 (number of contracts: 228)	—	0.00%	—	0.00%	(353,048)	-5.04%	—	0.00%
Natural Gas settling 11/1/2014 (number of contracts: 621)	—	0.00%	—	0.00%	629,139	8.98%	—	0.00%
NYH RBOB Unleaded Gas settling 3/1/2014 (number of contracts: 530)	—	0.00%	—	0.00%	(783,703)	-11.19%	—	0.00%
Various interest rates futures contracts (Canada)	(51,671)	-0.26%	682	0.00%	—	0.00%	(1,930)	-0.05%
Various interest rates futures contracts (Europe)	(232,754)	-1.19%	(481,947)	-2.75%	—	0.00%	(13,724)	-0.39%
Various interest rates futures contracts (Far East)	(31,051)	-0.16%	(171,268)	-0.98%	—	0.00%	(12,641)	-0.36%
Various interest rates futures contracts (Oceanic)	49,673	0.25%	4,623	0.03%	—	0.00%	(1,281)	-0.04%
Various interest rates futures contracts (U.S.)	(88,015)	-0.45%	(89,578)	-0.51%	(575,284)	-8.21%	(35,141)	-1.00%
90 Day Euro Time Deposit settling 12/1/2017 (number of contracts: 539)	—	0.00%	—	0.00%	(372,810)	-5.32%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	(10,009)	-0.14%	(1,600)	-0.05%
Various soft futures contracts (Europe)	(4,923)	-0.03%	(7,698)	-0.04%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(47,575)	-0.24%	(136,308)	-0.78%	(3,510,427)	-50.13%	(31,343)	-0.89%
Corn settling 3/1/2014 (number of contracts: 383)	—	0.00%	—	0.00%	(691,457)	-9.87%	—	0.00%
Corn settling 7/1/2014 (number of contracts: 300)	—	0.00%	—	0.00%	(496,709)	-7.09%	—	0.00%
Sugar #11 settling 3/1/2014 (number of contracts: 861)	—	0.00%	—	0.00%	(820,017)	-11.71%	—	0.00%
Cocoa settling 5/1/2014 (number of contracts: 608)	—	0.00%	—	0.00%	(420,759)	-6.01%	—	0.00%
Various stock index futures contracts (Africa)	2,059	0.01%	27,927	0.16%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	171,251	0.87%	41,612	0.24%	—	0.00%	37,080	1.05%
Various stock index futures contracts (Europe)	862,096	4.40%	1,226,128	6.99%	16,272	0.23%	181,455	5.14%
Various stock index futures contracts (Far East)	462,428	2.36%	525,266	3.00%	—	0.00%	39,836	1.13%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	204,288	1.04%	64,924	0.37%	—	0.00%	4,992	0.14%
Various stock index futures contracts (U.S.)	733,317	3.74%	1,286,092	7.33%	77,870	1.11%	192,860	5.47%

Total Long Futures Contracts	$2,367,024	12.06%	$2,811,075	16.02%	$(3,955,526)	-56.48%	$705,177	19.98%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(4,721)	-0.02%	$(52,878)	-0.30%	$34,183	0.49%	$(623,504)	-17.67%
Copper (LME) settling 1/1/2014 (number of contracts: -32)	—	0.00%	—	0.00%	—	0.00%	(298,731)	-8.47%
Copper (LME) settling 2/1/2014 (number of contracts: -34)	—	0.00%	—	0.00%	—	0.00%	(179,725)	-5.09%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	227,357	1.16%	566,379	3.23%	77,986	1.11%	11,248	0.32%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(934)	0.00%	(78,477)	-0.45%	(28,477)	-0.41%	(19,495)	-0.55%
NYH RBOB Unleaded Gas settling 2/1/2014 (number of contracts: -509)	—	0.00%	—	0.00%	820,130	11.71%	—	0.00%
Natural Gas settling 10/1/2014 (number of contracts: -636)	—	0.00%	—	0.00%	(751,854)	-10.74%	—	0.00%
Various interest rates futures contracts (Canada)	7,512	0.04%	4,575	0.03%	—	0.00%	8,284	0.23%
Various interest rates futures contracts (Europe)	141,423	0.72%	32,183	0.18%	51,261	0.73%	43,140	1.22%
Various interest rates futures contracts (Far East)	13,959	0.07%	—	0.00%	45,124	0.64%	—	0.00%
Various interest rates futures contracts (Oceanic)	(9,391)	-0.05%	(14,869)	-0.08%	—	0.00%	(120)	0.00%
Various interest rates futures contracts (U.S.)	174,002	0.89%	67,938	0.39%	86,363	1.23%	24,481	0.69%
Various precious metal futures contracts (U.S.)	17,291	0.09%	449,520	2.56%	13,635	0.19%	29,795	0.84%
Various soft futures contracts (Canada)	—	0.00%	1,489	0.01%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	550	0.00%	3,120	0.02%	—	0.00%	1,763	0.05%
Various soft futures contracts (U.S.)	226,671	1.16%	513,112	2.93%	3,484,382	49.75%	65,236	1.85%
Cocoa settling 3/1/2014 (number of contracts: -616)	—	0.00%	—	0.00%	484,646	6.92%	—	0.00%
Corn settling 5/1/2014 (number of contracts: -383)	—	0.00%	—	0.00%	1,111,467	15.87%	—	0.00%
Sugar #11 settling 5/1/2014 (number of contracts: -861)	—	0.00%	—	0.00%	752,965	10.75%	—	0.00%
Wheat settling 7/1/2014 (number of contracts: -439)	—	0.00%	—	0.00%	412,861	5.90%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	(465)	0.00%	—	0.00%	(4,466)	-0.13%
Various stock index futures contracts (U.S.)	2,100	0.01%	—	0.00%	—	0.00%	5,100	0.14%

Total Short Futures Contracts	$795,819	4.07%	$1,491,627	8.52%	$3,764,457	53.73%	$(458,538)	-13.01%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$—	0.00%	$18,591	0.11%	$—	0.00%	$459,545	13.03%

Total Currency Forwards	$—	0.00%	$18,591	0.11%	$—	0.00%	$459,545	13.03%

Total Open Trade Equity (Deficit)	$3,162,843	16.13%	$4,321,293	24.65%	$(191,069)	-2.75%	$706,184	20.00%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company VII LLC		Frontier Trading Company XIV LLC
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	75,490	1.08%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	23,250	0.33%	—	0.00%
Various stock index futures contracts (U.S.)	165,983	0.85%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$165,983	0.85%	$—	0.00%	$98,740	1.41%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	(152,500)	-2.18%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	(20,150)	-0.29%	—	0.00%
Various stock index futures contracts (U.S.)	(183,932)	-0.94%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(183,932)	-0.94%	$—	0.00%	$(172,650)	-2.47%	$—	0.00%

Swaps (2)
	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Swaps	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2013

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC (2)		Frontier Trading Company XXXIV LLC (3)		Frontier Trading Company XXXV LLC (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(386,500)	-2.01%	$—	0.00%	$—	0.00%	$—	0.00%
Copper (LME) Settling 1/1/2014 (Number of Contracts: 372)	2,517,561	13.08%	—	0.00%	—	0.00%	—	0.00%
Copper (LME) Settling 2/1/2014 (Number of Contracts: 335)	2,238,732	11.63%	—	0.00%	—	0.00%	—	0.00%
Copper (LME) Settling 3/1/2014 (Number of Contracts: 210)	1,070,949	5.56%	—	0.00%	—	0.00%	—	0.00%
Copper (LME) Settling 6/1/2014 (Number of Contracts: 248)	1,702,024	8.84%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	16,675	0.39%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	196,221	1.02%	(43,538)	-1.02%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	(155,110)	-0.81%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	3,805	0.02%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	40,873	0.21%	(17,593)	-0.41%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	47	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	2,277	0.01%	(364,569)	-8.57%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	(3,494)	-0.02%	(176,906)	-4.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(1,996)	-0.01%	10,688	0.25%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(35,255)	-0.18%	(464,681)	-10.93%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	784	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(67,481)	-0.35%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	8,310	0.04%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	12,878	0.07%	20,107	0.47%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	145,868	0.76%	158,289	3.72%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	38,835	0.20%	110,492	2.60%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	413	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	(936)	0.00%	6,664	0.16%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	204,043	1.06%	339,249	7.98%	—	0.00%	—	0.00%

Total Long Futures Contracts	$5,830,824	30.28%	$(405,123)	-9.52%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$(1,864,518)	-9.69%	$—	0.00%	$—	0.00%	$—	0.00%
Copper (LME) Settling 2/1/2014 (Number of Contracts: 223)	(1,877,162)	-9.75%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (U.S.)	(12,775)	-0.07%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	(1,135)	-0.01%	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC (2)		Frontier Trading Company XXXIV LLC (3)		Frontier Trading Company XXXV LLC (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various currency futures contracts (U.S.)	281,441	1.46%	440,164	10.35%	—	0.00%	—	0.00%
JPY settling 3/1/2014 (number of contracts: -152)	—	0.00%	430,094	10.12%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	172,634	0.90%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(1,773)	-0.01%	(8,273)	-0.19%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	9,197	0.05%	6,872	0.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	59,050	0.31%	(3,648)	-0.09%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	239	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	101,452	0.53%	4,238	0.10%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	256,385	1.33%	33,615	0.79%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	319,756	1.66%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	(1,174)	-0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	3,125	0.02%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	41,649	0.22%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$(2,513,609)	-13.06%	$472,968	11.12%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *
Various currency forwards contracts (NA)	$769,823	4.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$769,823	4.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$4,087,038	21.22%	$67,845	1.60%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$137,568	0.71%	$—	0.00%	$—	0.00%	$—	0.00%
Copper (LME) Settling 6/4/2014 (Number of Contracts: 248)	1,702,024	8.85%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	386,410	2.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	528,751	2.75%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	14,394	0.07%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$2,769,147	14.39%	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$(703,620)	-3.66%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	(34,820)	-0.18%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(127,500)	-0.66%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$(865,940)	-4.50%	$—	0.00%	$—	0.00%	$—	0.00%

	Frontier Trading Company XV LLC		Frontier Trading Company XXIII LLC (2)		Frontier Trading Company XXXIV LLC (3)		Frontier Trading Company XXXV LLC (3)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Swaps (4)
Frontier XXXIV Balanced select swap (U.S.)	$—	0.00%	$—	0.00%	$10,126,168	100.00%	$—	0.00%
Frontier XXXV Diversified select swap (U.S.)	—	0.00%	—	0.00%	—	0.00%	3,437,632	100.00%

Total Swaps	—	0.00%	$—	0.00%	$10,126,168	100.00%	$3,437,632	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	Trading Company XXIII commenced trading operations in January 2012.
(3)	Trading Company XXXIV and XXXV commenced trading operations in July 2013.
(4)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund (1)

Condensed Schedules of Investments

December 31, 2013

	Frontier Trading Company XXXVII LLC (2)		Frontier Trading Company XXXVIII LLC (2)		Frontier Trading Company XXXIX LLC (2)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	260,920	3.79%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	35,080	0.51%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(37,345)	-0.54%	—	0.00%
Various stock index futures contracts (Africa)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	177,422	2.58%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	222,264	3.23%	—	0.00%
Various stock index futures contracts (Mexico)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	391,392	5.69%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$1,049,733	15.26%	$—	0.00%

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	828,796	12.05%	—	0.00%
JPY settling 3/1/2014 (number of contracts: -235)	—	0.00%	697,656	10.14%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	362,727	5.27%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	42,161	0.61%	—	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	(53,119)	-0.77%	—	0.00%

	Frontier Trading Company XXXVII LLC (2)		Frontier Trading Company XXXVIII LLC (2)		Frontier Trading Company XXXIX LLC (2)
Description	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)	Value	% of Total Capital (Net Asset Value)
Various interest rates futures contracts (U.S.)	—	0.00%	881,268	12.81%	—	0.00%
10 Year Note settling 3/1/2014 (number of contracts: -226)	—	0.00%	357,038	5.19%	—	0.00%
Various precious metal futures contracts (U.S.)	—	0.00%	105,975	1.54%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	302,974	4.40%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$2,470,782	35.91%	$—	0.00%

CURRENCY FORWARDS *
Various currency forward contracts	$—	0.00%	$—	0.00%	$—	0.00%

Total Currency Forwards	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$3,520,515	51.17%	$—	0.00%

OPTIONS PURCHASED *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$—	0.00%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various base metals futures contracts (Europe)	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%

Total Options Written	$—	0.00%	$—	0.00%	$—	0.00%

Swaps (3)
Frontier Brevan Howard swap (U.S.)	$—	0.00%	$—	0.00%	$5,435,184	100.00%
Frontier XXXVII L/S select swap (U.S.)	2,456,545	100.00%	—	0.00%	—	0.00%

Total Swaps	$2,456,545	100.00%	$—	0.00%	$5,435,184	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value.

Accordingly, the number of contracts and expiration dates are not presented.

(1)	Formerly The Frontier Fund.
(2)	Trading Companies XXXIX, XXXVIII, and XXXVII commenced trading operations in March, and November 2013, respectively.
(3)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$7,365	0.01%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	720,704	1.16%	(144,905)	-0.66%	(98,821)	-0.62%
Various currency futures contracts (U.S.)	(182,892)	-0.29%	(113,013)	-0.51%	13,675	0.09%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	245,018	0.39%	67,308	0.31%	223,867	1.40%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	62,239	0.10%	(175,589)	-0.80%	(53,826)	-0.34%
Various interest rates futures contracts (Canada)	(11,662)	-0.02%	(3,901)	-0.02%	(40,238)	-0.25%
Various interest rates futures contracts (Europe)	1,501,657	2.41%	686,914	3.12%	362,878	2.26%
Various interest rates futures contracts (Far East)	(148,357)	-0.24%	(156,960)	-0.71%	(121,683)	-0.76%
Various interest rates futures contracts (Oceanic)	270,774	0.43%	22,721	0.10%	(49,995)	-0.31%
Various precious metals futures contracts (U.S.)	52,557	0.08%	(528,695)	-2.40%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(385,110)	-0.62%	(169,264)	-0.77%	—	0.00%
Various soft futures contracts (Europe)	(131,803)	-0.21%	(1,319)	-0.01%	(12,451)	-0.08%
Various soft futures contracts (Canada)	—	0.00%	492	0.00%	—	0.00%
Various soft futures contracts (Far east)	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Africa)	82,200	0.13%	10,164	0.05%	—	0.00%
Various stock index futures contracts (U.S.)	9,400	0.02%	(279,035)	-1.27%	15,159	0.09%
Various stock index futures contracts (Canada)	164,431	0.26%	12,329	0.06%	—	0.00%
Various stock index futures contracts (Europe)	(491,204)	-0.79%	(230,942)	-1.05%	(206,092)	-1.28%
Various stock index futures contracts (Far East)	485,551	0.78%	957,656	4.35%	1,389,781	8.66%
Various stock index futures contracts (Oceanic)	81,133	0.13%	34,070	0.15%	(910)	-0.01%
Various stock index futures contracts (Mexico)

Total Long Futures Contracts	$2,332,001	3.73%	$(11,969)	-0.06%	$1,421,344	8.85%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(48,913)	-0.08%	$(26,363)	-0.12%	$(913)	-0.01%
Various base metals futures contracts (Europe)	(1,929,564)	-3.10%	(332,332)	-1.51%	(215,671)	-1.34%
Various currency futures contracts (U.S.)	700,901	1.13%	—	0.00%	19,950	0.12%
Japanese Yen Currency Settling 3/1/2013 (Number of Contracts: 279)	—	0.00%	1,898,119	8.62%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	22,057	0.04%	(188,969)	-0.86%	(360,214)	-2.24%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(356,806)	-0.57%	(92)	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	77,512	0.12%	176	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(5,183)	-0.01%	(138)	0.00%	163	0.00%
Various Interest rates futures contracts (Oceanic)	—	0.00%	(12,907)	-0.06%	—	0.00%
Various interest rates futures contracts (Far East)	66,859	0.11%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(12,895)	-0.02%		0.00%	(51,534)	-0.32%
Various soft futures contracts (U.S.)	579,997	0.93%	37,832	0.17%	202,827	1.26%
Various soft futures contracts (Canada)	—	0.00%		0.00%	—	0.00%
Various soft futures contracts (Europe)	150,946	0.24%	(9,324)	-0.04%	—	0.00%
Various stock index futures contracts (U.S.)	(257,533)	-0.41%	—	0.00%	(39,264)	-0.24%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	(6,159)	-0.04%
Various stock index futures contracts (Europe)	86,851	0.14%	—	0.00%	(208)	0.00%
Various stock index futures contracts (Far East)	(628,655)	-1.01%	(2,040)	-0.01%	—	0.00%

Total Short Futures Contracts	$(1,554,426)	-2.49%	$1,363,962	6.19%	$(451,023)	-2.81%

CURRENCY FORWARDS *	$—	0%	$147,443	0.67%	$340,848	2.12%

Total Open Trade Equity (Deficit)	$777,575	1.24%	$1,499,436	6.80%	$1,311,169	8.16%

	Frontier Trading Company I LLC		Frontier Trading Company II LLC		Frontier Trading Company V LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
OPTIONS PURCHASED *
Various stock index futures contracts (U.S.)	$439,170	0.71%	$—	0.00%	$—	0.00%

TOTAL OPTIONS PURCHASED *	$439,170	0.71%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various stock index futures contracts (U.S.)	$(165,363)	-0.27%	$—	0.00%	$—	0.00%

TOTAL OPTIONS WRITTEN	$(165,363)	-0.27%	$—	0.00%	$—	0.00%

SWAPS (2)—Frontier Balanced RCW Swap (U.S.)	$17,785,735	28.56%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$—	0.00%	$(20,404)	-0.19%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	865,253	7.97%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	(51,388)	-0.47%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	859,534	7.92%	—	0.00%	—	0.00%
Brent Crude Oil Settling 4/1/2013 (Number of Contracts: 497)	—	0.00%	1,188,750	10.96%	—	0.00%	—	0.00%
Brent Crude Oil Settling 9/1/2013 (Number of Contracts: 270)	—	0.00%	729,410	6.72%	—	0.00%	—	0.00%
Crude Oil Settling 2/1/2013 (Number of Contracts: 565)	—	0.00%	1,837,514	16.93%	—	0.00%	—	0.00%
Crude Oil Settling 2/1/2014 (Number of Contracts: 606)	—	0.00%	1,784,120	16.44%	—	0.00%	—	0.00%
Crude Oil Settling 4/1/2014 (Number of Contracts: 428)	—	0.00%	1,628,500	15.01%	—	0.00%	—	0.00%
Crude Oil Settling 8/1/2014 (Number of Contracts: 219)	—	0.00%	630,550	5.81%	—	0.00%	—	0.00%
Crude Oil Settling 1/1/2015 (Number of Contracts: 191)	—	0.00%	722,766	6.66%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	17,321	0.16%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	(357,390)	-3.29%	—	0.00%	—	0.00%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(922,808)	-8.50%	—	0.00%	—	0.00%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	(15)	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Long Futures Contracts	$—	0.00%	$8,911,713	82.13%	$—	0.00%	$—	0.00%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$—	0.00%	$8,300	0.08%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	(1,065,162)	-9.82%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	—	0.00%	72,004	0.66%	—	0.00%	—	0.00%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company VI LLC		Company VII, LLC		Company VIII, LLC		Company IX, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
Various energy futures contracts (U.S.)	—	0.00%	(1,687,664)	-15.55%	—	0.00%	—	0.00%
Brent Crude Oil Settling 6/1/2013 (Number of Contracts: 424)	—	0.00%	(1,182,720)	-10.90%	—	0.00%	—	0.00%
Brent Crude Oil Settling 7/1/2013 (Number of Contracts: 192)	—	0.00%	(545,740)	-5.03%	—	0.00%	—	0.00%
Crude Oil Settling 5/1/2013 (Number of Contracts: 166)	—	0.00%	(669,526)	-6.17%	—	0.00%	—	0.00%
Crude Oil Settling 6/1/2013 (Number of Contracts: 787)	—	0.00%	(3,500,832)	-32.26%	—	0.00%	—	0.00%
Crude Oil Settling 7/1/2013 (Number of Contracts: 290)	—	0.00%	(1,400,082)	-12.90%	—	0.00%	—	0.00%
Crude Oil Settling 3/1/2014 (Number of Contracts: 450)	—	0.00%	(1,446,060)	-13.33%	—	0.00%	—	0.00%
Crude Oil Settling 6/1/2014 (Number of Contracts: 449)	—	0.00%	(1,477,983)	-13.62%	—	0.00%	—	0.00%
Crude Oil Settling 9/1/2014 (Number of Contracts: 219)	—	0.00%	(618,510)	-5.70%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	12,197	0.11%	—	0.00%	—	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	24,219	0.22%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	61,058	0.56%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	698,274	6.44%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$(12,718,227)	-117.21%	$—	0.00%	$—	0.00%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$(3,806,515)	-35.08%	$—	0.00%	$—	0.00%

OPTIONS PURCHASED *
Various currency futures contracts (U.S.)	$—	0.00%	$517,500	4.77%	$—	0.00%	$—	0.00%
Various energy futures contracts (Europe)	—	0.00%	1,417,280	13.06%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	966,540	8.91%	—	0.00%	—	0.00%

TOTAL OPTIONS PURCHASED	$—	0.00%	$2,901,320	26.74%	$—	0.00%	$—	0.00%

OPTIONS WRITTEN *
Various currency futures contracts (U.S.)	$—	0.00%	$(155,250)	-1.43%	$—	0.00%	$—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	(445,060)	-4.10%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	(328,380)	-3.03%	—	0.00%	—	0.00%

TOTAL OPTIONS WRITTEN	$—	0.00%	$(928,690)	-8.56%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	345,952	0.80%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(1,840,774)	-4.27%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	524,924	1.22%
Brent Crude Oil Settling 2/1/2013 (Number of Contracts: 679)	—	0.00%	—	0.00%	—	0.00%	2,698,470	6.25%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(338,346)	-0.78%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	(50,585)	-0.12%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(254,254)	-0.59%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	2,032	0.00%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	27,938	0.06%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	4,595	0.01%
Various precious metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(568,355)	-1.32%
Various soft futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts(U.S.)	—	0.00%	—	0.00%	—	0.00%	(484,213)	-1.12%
Various stock index futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	81,693	0.19%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(728,592)	-1.69%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	625,640	1.45%
Various stock index futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	51,014	0.12%

Total Long Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$97,139	0.21%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company X, LLC		Company XI, LLC		Company XII, LLC		Company XIV, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$—	0.00%	$(9,013)	-0.02%
Various base metals futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(1,523,888)	-3.53%
Various currency futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	1,009,305	2.34%
Various currency futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(2,163,365)	-5.01%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	400	0.00%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	—	0.00%	2,293	0.01%
Various interest rates futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	15,048	0.03%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	105,922	0.25%
Various interest rates futures contracts (Oceanic)	—	0.00%	—	0.00%	—	0.00%	(1,482)	0.00%
Various precious metals futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	43,715	0.10%
Various soft futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	375,286	0.87%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	(26,900)	-0.06%
Various stock index futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	(44,900)	-0.10%
Various stock index futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total Short Futures Contracts	$—	0.00%	$—	0.00%	$—	0.00%	$(2,217,579)	-5.14%

CURRENCY FORWARDS *	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$—	0.00%	$—	0.00%	$—	0.00%	$(2,120,440)	-4.93%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Condensed Schedules of Investments

December 31, 2012

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV, LLC		Company XVII, LLC		Company XVIII, LLC		Company XXIII, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$5,713	0.04%	$—	0.00%	$(2,113)	-0.10%	$—	0.00%
Various base metals futures contracts (Europe)	1,735,539	12.72%	—	0.00%	26,762	1.23%	12,920	0.36%
Various currency futures contracts (U.S.)	(13,656)	-0.10%	—	0.00%	21,462	0.99%	9,723	0.27%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	9,763	0.07%	—	0.00%	(1,489)	-0.07%	—	0.00%
Various energy futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Far East)	462	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (U.S.)	(111,653)	-0.82%	—	0.00%	(658)	-0.03%	(9,455)	-0.26%
Various interest rates futures contracts (Canada)	—	0.00%	—	0.00%	(13,842)	-0.64%	—	0.00%
Various interest rates futures contracts (Europe)	257,759	1.89%	—	0.00%	37,199	1.71%	—	0.00%
Various interest rates futures contracts (Oceanic)	6,682	0.05%	—	0.00%	20,049	0.92%	—	0.00%
Various interest rates futures (Far East)	—	0.00%	—	0.00%	(3,574)	-0.16%	—	0.00%
Various precious metals futures contracts (U.S.)	53,112	0.39%	—	0.00%	(390)	-0.02%	19,733	0.55%
Various soft futures contracts (U.S.)	(185,676)	-1.36%	—	0.00%	(45,985)	-2.12%	65,244	1.82%
Various soft futures contracts (Canada)	—	0.00%	—	0.00%	(827)	-0.04%	—	0.00%
Various soft futures contracts (Europe)	—	0.00%	—	0.00%	300	0.01%	—	0.00%
Various stock index futures contracts (U.S.)	47,661	0.35%	—	0.00%	2,499	0.12%	(20,142)	-0.56%
Various stock index futures contracts (Europe)	(56,593)	-0.41%	—	0.00%	(33,084)	-1.52%	—	0.00%
various stock index futures contracts (Africa)	5,545	0.04%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Oceanic)	14,657	0.11%	—	0.00%	10,863	0.50%	—	0.00%
Various stock index futures contracts (Canada)	14,370	0.11%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Mexico)	1,548	0.01%	—	0.00%	—	0.00%	—	0.00%
Various stock index futures contracts (Far East)	7,887	0.06%	—	0.00%	83,005	3.82%	—	0.00%

Total Long Futures Contracts	$1,793,120	13.15%	$—	0.00%	$100,177	4.60%	$78,023	2.18%

SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$—	0.00%	$—	0.00%	$(46,419)	-2.14%	$—	0.00%
Various base metals futures contracts (Europe)	(2,599,870)	-19.05%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (U.S.)	101,696	0.75%	—	0.00%	27,523	1.27%	22,754	0.64%
Various currency futures contracts (Europe)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various currency futures contracts (Far East)	684	0.01%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (Europe)	7,109	0.05%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(110,475)	-0.81%	—	0.00%	—	0.00%	32,986	0.92%
Various interest rates futures contracts (Canada)	1,109	0.01%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Europe)	(11,164)	-0.08%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Far East)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (Oceanic)	(2,830)	-0.02%	—	0.00%	—	0.00%	—	0.00%
Various interest rates futures contracts (US)	(41,586)	-0.30%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	460,698	3.38%	—	0.00%	(1,930)	-0.09%	(22,725)	-0.64%
Various soft futures contracts (U.S.)	386,486	2.83%	—	0.00%	5,536	0.25%	159,435	4.46%
Various soft futures contracts (Europe)	7,494	0.05%	—	0.00%	773	0.04%	—	0.00%
Various stock index futures contracts (U.S.)	7,437	0.05%	—	0.00%	.	0.00%	(39,292)	-1.10%

Total Short Futures Contracts	$(1,793,212)	-13.13%	$—	0.00%	$(14,517)	-0.67%	$153,158	4.28%

CURRENCY FORWARDS *	$203,556	1.49%	$—	0.00%	$—	0.00%	$—	0.00%

Total Open Trade Equity (Deficit)	$203,464	1.51%	$—	0.00%	$85,660	3.93%	$231,181	6.46%

OPTIONS PURCHASED *
Various currency futures contracts (U.S.)	$550,237	4.03%	$—	0.00%	$—	0.00%	$—	0.00%
Japanese Yen Currency Settling 3/8/2013 (Number of Contracts: 300)	1,833,750	13.44%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Crude Oil Settling 12/1/2014 (Number of Contracts: 400)	4,868,000	35.68%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	711,000	5.21%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	354,344	2.60%	—	0.00%	—	0.00%	—	0.00%
Various base metals futures contracts (Europe)	676,180	4.96%	—	0.00%	—	0.00%	—	0.00%
Copper @ LME Settling 7/2/2014 (Number of Contracts: 155)	1,601,111	11.73%	—	0.00%	—	0.00%	—	0.00%

Total Options Purchased	$10,594,622	77.65%	$—	0.00%	$—	0.00%	$—	0.00%

	Frontier Trading		Frontier Trading		Frontier Trading		Frontier Trading
	Company XV, LLC		Company XVII, LLC		Company XVIII, LLC		Company XXIII, LLC
Description	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value	Value	% of Net Asset Value
OPTIONS WRITTEN *
Various base metals futures contracts (U.S.)	$(261,172)	-1.91%	$—	0.00%	$—	0.00%	$—	0.00%
Various currency futures contracts (U.S.)	(184,250)	-16.03%	—	0.00%	—	0.00%	—	0.00%
Japanese Yen Currency Settling 3/8/2013 (Number of Contracts: 300)	(1,001,250)	7.34%	—	0.00%	—	0.00%	—	0.00%
Various energy futures contracts (U.S.)	(307,230)	-12.39%	—	0.00%	—	0.00%	—	0.00%
Crude Oil Settling 3/1/2013 (Number of Contracts: 133)	(691,600)	5.07%	—	0.00%	—	0.00%	—	0.00%
Various precious metals futures contracts (U.S.)	(540,330)	-3.96%	—	0.00%	—	0.00%	—	0.00%
Various soft futures contracts (U.S.)	(119,313)	-0.87%	—	0.00%	—	0.00%	—	0.00%

TOTAL OPTIONS WRITTEN	$(3,105,145)	-22.75%	$—	0.00%	$—	0.00%	$—	0.00%

SWAPS (2)
Frontier Balanced DB Swap (U.S.)	$—	0.00%	$2,702,247	60.00%	$—	0.00%	$—	0.00%
Frontier Currency DB Swap (U.S.)	$—	0.00%	$1,801,497	40.00%	$—	0.00%	$—	0.00%

	$—	0.00%	$4,503,744	100.00%	$—	0.00%	$—	0.00%

*	Except as noted, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.
(1)	Formerly The Frontier Fund.
(2)	See Notes to Financial Statements, Note 4.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Operations

For The Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company I, LLC			Frontier Trading Company II, LLC			Frontier Trading Company III, LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$(33,683)	$(123,912)	$(60,089)	$13,793	$32,577	$13,749	$—	$—	$1,215

Total Income	(33,683)	(123,912)	(60,089)	13,793	32,577	13,749	—	—	1,215

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	1,556,190	(1,571,782)	61,056,128	11,183,615	(1,541,945)	21,444,191	—	—	(142,069)
Net realized gain/(loss) on swap contracts	(1,646,391)	—	6,689,123	—	—	—	—	—	(8,301,000)
Net change in open trade equity	2,385,268	718,247	(80,961,624)	2,821,855	(2,539,010)	(2,190,461)	—	—	(27,098)
Net unrealized gain/(loss) on option / swap contracts	498,761	78,977	(18,832,300)	—	—	—	—	—	6,331,232
Trading commissions	(944,447)	(2,189,786)	(3,722,720)	(137,713)	(188,143)	(132,566)	—	—	—

Net gain/(loss) on investments	1,849,381	(2,964,344)	(35,771,393)	13,867,757	(4,269,098)	19,121,164	—	—	(2,138,935)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$1,815,698	$(3,088,256)	$(35,831,482)	$13,881,550	$(4,236,521)	$19,134,913	$—	$—	$(2,137,720)

	Frontier Trading Company V, LLC			Frontier Trading Company VI, LLC			Frontier Trading Company VII, LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$3,653	$22,221	$5,304	$—	$—	$1,780	$(1,027)	$217	$68

Total Income	3,653	22,221	5,304	—	—	1,780	(1,027)	217	68

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	5,910,215	(2,796,445)	(9,654,886)	—	—	1,091,347	(3,200,393)	(28,094,277)	80,287,339
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	(1,311,171)	(127,086)	11,205	—	—	(537,670)	3,638,941	22,716,388	(14,886,524)
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	(3,862,115)	—	—
Trading commissions	(54,478)	490,085	(621,086)	—	—	(6,105)	(1,323,281)	(1,759,517)	(2,029,376)

Net gain/(loss) on investments	4,544,566	(2,433,446)	(10,264,767)	—	—	547,572	(4,746,848)	(7,137,406)	63,371,439

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$4,548,219	$(2,411,225)	$(10,259,463)	$—	$—	$549,352	$(4,747,875)	$(7,137,189)	$63,371,507

	Frontier Trading Company VIII, LLC			Frontier Trading Company IX, LLC			Frontier Trading Company X, LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$—	$—	$(20)	$—	$6,966	$16,331	$—	$—	$—

Total Income	—	—	(20)	—	6,966	16,331	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—	—	(589,048)	(1,718,447)	—	—	—
Net realized gain/(loss) on swap contracts	—	—	(49,660)	—	—	—	—	—	(5,602,827)
Net change in open trade equity	—	—	—	—	(444,768)	(1,086,304)	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	—	—	1,291,619
Trading commissions	—	—	—	—	(38,305)	(90,719)	—	—	—

Net gain/(loss) on investments	—	—	(49,660)	—	(1,072,121)	(2,895,470)	—	—	(4,311,208)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$—	$(49,680)	$—	$(1,065,155)	$(2,879,139)	$—	$—	$(4,311,208)

(1)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Operations

For The Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company XI, LLC			Frontier Trading Company XII, LLC			Frontier Trading Company XIV, LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$—	$—	$—	$—	$—	$—	$(28,719)	$(173,840)	$(69,299)

Total Income	—	—	—	—	—	—	(28,719)	(173,840)	(69,299)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—	—	—	—	(25,933,929)	36,295,498	13,274,058
Net realized gain/(loss) on swap contracts	—	—	2,070,346	—	—	(4,332,249)	—	—	—
Net change in open trade equity	—	—	—	—	—	—	2,826,621	(1,881,488)	(562,793)
Net unrealized gain/(loss) on option / swap contracts	—	—	(1,610,580)	—	—	1,317,993	—	—	—
Trading commissions	—	—	—	—	—	—	(1,722,600)	(2,086,635)	(685,193)

Net gain/(loss) on investments	—	—	459,766	—	—	(3,014,256)	(24,829,908)	32,327,375	12,026,072

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$—	$459,766	$—	$—	$(3,014,256)	$(24,858,627)	$32,153,535	$11,956,773

	Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC (2)			Frontier Trading Company XVIII, LLC (2)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$6,275	$(29,105)	$620	$—	$—	$—	$(2,700)	$(12,785)	$(335)

Total Income	6,275	(29,105)	620	—	—	—	(2,700)	(12,785)	(335)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	(166,464)	(8,553,374)	(13,634,237)	—	—	—	(742,638)	647,731	(2,842,978)
Net realized gain/(loss) on swap contracts	—	—	—	(1,908,743)	—	—	—	—	—
Net change in open trade equity	3,883,574	1,263,916	12,294,008	—	—	—	(85,660)	(510,533)	596,192
Net unrealized gain/(loss) on option / swap contracts	(478,500)	—	—	1,746,256	(1,378,028)	(368,228)	—	—	—
Trading commissions	(489,648)	(557,552)	(557,846)	—	—	—	(32,805)	(131,094)	(46,600)

Net gain/(loss) on investments	2,748,962	(7,847,010)	(1,898,075)	(162,487)	(1,378,028)	(368,228)	(861,103)	6,104	(2,293,386)

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$2,755,237	$(7,876,115)	$(1,897,455)	$(162,487)	$(1,378,028)	$(368,228)	$(863,803)	$(6,681)	$(2,293,721)

	Frontier Trading Company XXI, LLC (2)			Frontier Trading Company XXIII, LLC (3)			Frontier Trading Company XXXIV, LLC (4)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$—	$(34,702)	$(10,186)	$(12,167)	$(20)	$—	$—	$—	$—

Total Income	—	(34,702)	(10,186)	(12,167)	(20)	—	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	1,823,712	(3,513,960)	(1,174,950)	(2,308,312)	—	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	(792,373)	792,373	(163,336)	231,181	—	—	—	—
Net unrealized gain/(loss) on option / swap contracts	—	—	—	—	—	—	526,168	—	—
Trading commissions	—	(171,957)	(68,034)	(138,205)	(133,532)	—	—	—	—

Net gain/(loss) on investments	—	859,382	(2,789,621)	(1,476,491)	(2,210,663)	—	526,168	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$—	$824,680	$(2,799,807)	$(1,488,658)	$(2,210,683)	$—	$526,168	$—	$—

(1)	Formerly The Frontier Fund.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.
(3)	Trading Company XXIII commenced trading operations in January 2012.
(4)	Trading Company XXXIV commenced trading operations in July 2013.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Operations

For The Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company XXXV, LLC (2)			Frontier Trading Company XXXVII, LLC (2)			Frontier Trading Company XXXVIII, LLC (2)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$—	$—	$—	$—	$—	$—	$(430)	$—	$—

Total Income	—	—	—	—	—	—	(430)	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—	—	—	—	124,173	—	—
Net realized gain/(loss) on swap contracts	—	—	—	—	—	—	—	—	—
Net change in open trade equity	—	—	—	—	—	—	3,520,288	—	—
Net unrealized gain/(loss) on option / swap contracts	37,632	—	—	(423,455)	—	—	—	—	—
Trading commissions	—	—	—	—	—	—	(38,752)	—	—

Net gain/(loss) on investments	37,632	—	—	(423,455)	—	—	3,605,709	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$37,632	$—	$—	$(423,455)	$—	$—	$3,605,279	$—	$—

	Frontier Trading Company XXXIX, LLC (2)
	12/31/2013	12/31/2012	12/31/2011
Investment Income:
Interest-net	$—	$—	$—

Total Income	—	—	—

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	—	—	—
Net realized gain/(loss) on swap contracts	—	—	—
Net change in open trade equity	—	—	—
Net unrealized gain/(loss) on option / swap contracts	(561,316)	—	—
Trading commissions	(3,500)	—	—

Net gain/(loss) on investments	(564,816)	—	—

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(564,816)	$—	$—

(1)	Formerly The Frontier Fund.
(2)	Trading Companies XXXIX, XXXV, XXXVI, XXXVIII and XXXVII commenced trading operations in March, July, August, and November 2013, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC
Members’ Equity, December 31, 2010	$108,297,489	$19,679,087	$6,374,320

Capital Contributed	167,775,000	9,800,000	2,064,017
Capital Distributed	(178,329,983)	(31,300,000)	(6,300,617)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(35,831,482)	19,134,913	(2,137,720)

Members’ Equity, December 31, 2011	61,911,024	17,314,000	—

Capital Contributed	211,564,017	18,150,000	—
Capital Distributed	(208,116,721)	(9,200,000)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(3,088,256)	(4,236,521)	—

Members’ Equity, December 31, 2012	62,270,064	22,027,479	—

Capital Contributed	117,509,825	10,125,000	—
Capital Distributed	(161,984,012)	(28,500,000)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	1,815,698	13,881,550	—

Members’ Equity, December 31, 2013	$19,611,575	$17,534,029	$—

	Frontier Trading Company V, LLC	Frontier Trading Company VI, LLC	Frontier Trading Company VII, LLC
Members’ Equity, December 31, 2010	$12,516,646	$8,221,153	$68,215,836

Capital Contributed	29,400,000	—	68,341,000
Capital Distributed	(10,800,000)	(8,770,505)	(178,041,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(10,259,463)	549,352	63,371,507

Members’ Equity, December 31, 2011	20,857,183	—	21,887,343

Capital Contributed	7,900,000	—	124,718,567
Capital Distributed	(10,300,000)	—	(128,618,151)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(2,411,225)	—	(7,137,189)

Members’ Equity, December 31, 2012	16,045,958	—	10,850,570

Capital Contributed	16,155,594	—	31,750,000
Capital Distributed	(36,749,771)	—	(30,849,406)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	4,548,219	—	(4,747,875)

Members’ Equity, December 31, 2013	$—	$—	$7,003,289

	Frontier Trading Company VIII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company X, LLC
Members’ Equity, December 31, 2010	$790,795	$5,871,310	$11,407,905

Capital Contributed	896,087	7,532,417	—
Capital Distributed	(1,637,202)	(5,312,417)	(7,096,697)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(49,680)	(2,879,139)	(4,311,208)

Members’ Equity, December 31, 2011	—	5,212,171	—

Capital Contributed	—	1,494,695	—
Capital Distributed	—	(5,641,711)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	(1,065,155)	—

Members’ Equity, December 31, 2012	—	—	—

Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2013	$—	$—	$—

(1)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company XI, LLC	Frontier Trading Company XII, LLC	Frontier Trading Company XIV, LLC
Members’ Equity, December 31, 2010	$26,242,246	$10,956,756	$24,063,501

Capital Contributed	124,293	10,123,315	59,500,000
Capital Distributed	(26,826,305)	(18,065,815)	(83,600,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	459,766	(3,014,256)	11,956,773

Members’ Equity, December 31, 2011	—	—	11,920,274

Capital Contributed	—	—	187,634,901
Capital Distributed	—	—	(188,562,386)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	—	32,153,535

Members’ Equity, December 31, 2012	—	—	43,146,324

Capital Contributed	—	—	85,030,000
Capital Distributed	—	—	(99,790,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	—	(24,858,627)

Members’ Equity, December 31, 2013	$—	$—	$3,527,697

	Frontier Trading Company XV, LLC	Frontier Trading Company XVII, LLC (2)	Frontier Trading Company XVIII, LLC (2)
Members’ Equity, December 31, 2010	$38,905,067	$—	$—

Capital Contributed	37,750,000	6,250,000	9,700,000
Capital Distributed	(59,000,000)	—	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(1,897,455)	(368,228)	(2,293,721)

Members’ Equity, December 31, 2011	15,757,612	5,881,772	7,406,279

Capital Contributed	59,425,493	—	12,195,284
Capital Distributed	(53,662,213)	—	(17,422,704)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(7,876,115)	(1,378,028)	(6,681)

Members’ Equity, December 31, 2012	13,644,777	4,503,744	2,172,178

Capital Contributed	28,730,000	1,922,241	1,060,000
Capital Distributed	(25,881,300)	(6,263,498)	(1,800,000)
Net Increase (Decrease) in Members’ Equity Resulting From Operations	2,755,237	(162,487)	(863,803)

Members’ Equity, December 31, 2013	$19,248,714	$—	$568,375

	Frontier Trading Company XXI, LLC (2)	Frontier Trading Company XXIII, LLC (3)	Frontier Trading Company XXXIV, LLC (4)
Members’ Equity, December 31, 2010	$—	$—	$—

Capital Contributed	11,500,000	—	—
Capital Distributed	(2,800,035)	—	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	(2,799,807)	—	—

Members’ Equity, December 31, 2011	5,900,158	—	—

Capital Contributed	22,919,497	13,937,606	—
Capital Distributed	(29,644,335)	(8,151,859)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	824,680	(2,210,683)	—

Members’ Equity, December 31, 2012	—	3,575,064	—

Capital Contributed	—	15,389,995	9,600,000
Capital Distributed	—	(13,224,734)	—
Net Increase (Decrease) in Members’ Equity Resulting From Operations	—	(1,488,658)	526,168

Members’ Equity, December 31, 2013	$—	$4,251,667	$10,126,168

(1)	Formerly The Frontier Fund.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.
(3)	Trading Company XXIII commenced trading operations in January 2012.
(4)	Trading Company XXXIV commenced trading operations in July 2013.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company XXXV, LLC (2)	Frontier Trading Company XXXVII, LLC (2)	Frontier Trading Company XXXVIII, LLC (2)
Members’ Equity, December 31, 2010	$—	$—	$—

Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2011	—	—	—

Capital Contributed	—	—	—
Capital Distributed	—	—	—
Net Increase in Members’ Equity Resulting From Operations	—	—	—

Members’ Equity, December 31, 2012	—	—	—

Capital Contributed	3,400,000	2,880,000	9,475,000
Capital Distributed	—	—	(6,200,000)
Net Increase in Members’ Equity Resulting From Operations	37,632	(423,455)	3,605,279

Members’ Equity, December 31, 2013	$3,437,632	$2,456,545	$6,880,279

Frontier Trading Company XXXIX, LLC (2)
Members’ Equity, December 31, 2010	$—

Capital Contributed	—
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	—

Members’ Equity, December 31, 2011	—

Capital Contributed	—
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	—

Members’ Equity, December 31, 2012	—

Capital Contributed	6,000,000
Capital Distributed	—
Net Increase in Members’ Equity Resulting From Operations	(564,816)

Members’ Equity, December 31, 2013	$5,435,184

(1)	Formerly The Frontier Fund.
(2)	Trading Companies XXXIX, XXXV, XXXVIII and XXXVII commenced trading operations in March, July, August, and November 2013, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company I, LLC			Frontier Trading Company II, LLC			Frontier Trading Company III, LLC
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$1,815,698	$(3,088,256)	$(35,831,482)	$13,881,550	$(4,236,521)	$19,134,913	$—	$—	$(2,137,720)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	26,970,385	913,387	7,444,351	7,312,578	(7,244,094)	40,037	—	—	678,454
Decrease (increase) in open trade equity, at fair value	(2,385,268)	(1,038,497)	6,361,097	(2,821,855)	2,539,010	2,325,344	—	—	27,098
Decrease (increase) in options purchased, at fair value	273,187	117,460	160,070	—	4,360	1,958	—	—	—
(Decrease) increase in written options, at fair value	18,569	(278,892)	316,242		(9,873)	(2,252)	—	—	—
Net realized (gain) loss on swap contracts	1,646,391	—	(6,689,123)	—	—	—	—	—	8,301,000
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	16,353,608	—	19,961,528	—	—	—	—	—	3,699,000
Net unrealized (gain) loss on option/swap contracts	(214,265)	(78,977)	18,832,300	—	(2,882)	—	—	—	(6,331,232)
Decrease (increase) in interest receivable	—	6,479	—	2,727	—	—	—	—	—
(Decrease) increase in interest payable	(4,118)	—	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	44,474,187	(3,447,296)	10,554,983	18,375,000	(8,950,000)	21,500,000	—	—	4,236,600
Cash Flows from Financing Activities
Capital Contributed	117,509,825	211,564,017	167,775,000	10,125,000	18,150,000	9,800,000	—	—	2,064,017
Capital Distributed	(161,984,012)	(208,116,721)	(178,329,983)	(28,500,000)	(9,200,000)	(31,300,000)	—	—	(6,300,617)

Net cash provided by (used in) financing activities	(44,474,187)	3,447,296	(10,554,983)	(18,375,000)	8,950,000	(21,500,000)	—	—	(4,236,600)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company V, LLC			Frontier Trading Company VI, LLC			Frontier Trading Company VII, LLC
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$4,548,219	$(2,411,225)	$10,259,463	$—	$—	$549,352	$(4,747,875)	$(7,137,189)	$63,371,507
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	14,732,606	4,686,320	8,329,418	—	—	7,683,483	5,416,124	32,236,145	36,001,692
Decrease (increase) in open trade equity, at fair value	1,311,171	127,086	11,119	—	—	537,670	(3,638,941)	(19,227,142)	9,058,241
Decrease (increase) in options purchased, at fair value	—	—	—	—	—	—	2,802,580	(2,901,320)	1,930,952
(Decrease) increase in written options, at fair value	—	—	—	—	—	—	(732,546)	928,690	(662,392)
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	(2,181)	—	—	—	—	—	—	—
(Decrease) increase in interest payable	2,181	—	—	—	—	—	64	100	—

Net cash provided by (used in) operating activities	20,594,177	2,400,000	18,600,000	—	—	8,770,505	(900,594)	3,899,584	109,700,000
Cash Flows from Financing Activities
Capital Contributed	16,155,594	7,900,000	29,400,000	—	—	—	31,750,000	124,718,567	68,341,000
Capital Distributed	(36,749,771)	(10,300,000)	(10,800,000)	—	—	(8,770,505)	(30,849,406)	(128,618,151)	(178,041,000)

Net cash provided by (used in) financing activities	(20,594,177)	(2,400,000)	18,600,000	—	—	(8,770,505)	900,594	(3,899,584)	(109,700,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company V, LLC			Frontier Trading Company VI, LLC			Frontier Trading Company VII, LLC
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$—	$(49,680)	$—	$(1,065,155)	$(2,879,139)	$—	$—	$(4,311,208)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	4,767,402	(427,142)	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	—	444,769	1,086,281	—	—	—
Decrease (increase) in written options, at fair value	—	—	—	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	49,660	—	—	—	—	—	5,602,827
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	741,135	—	—	—	—	—	7,096,697
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	(1,291,619)
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	—	—	741,115	—	4,147,016	(2,220,000)	—	—	7,096,697
Cash Flows from Financing Activities
Capital Contributed	—	—	896,087	—	1,494,695	7,532,417	—	—	—
Capital Distributed	—	—	(1,637,202)	—	(5,641,711)	(5,312,417)	—	—	(7,096,697)

Net cash provided by (used in) financing activities	—	—	(741,115)	—	(4,147,016)	2,220,000	—	—	(7,096,697)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Formerly The Frontier Fund.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company XI, LLC			Frontier Trading Company XII, LLC			Frontier Trading Company XIV, LLC
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$—	$459,766	$—	$—	$(3,014,256)	$(24,858,627)	$32,153,535	$11,956,773
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	—	—	42,452,595	(33,116,262)	11,580,433
Decrease (increase) in open trade equity, at fair value	—	—	—	—	—	—	(2,826,621)	1,881,488	848,558
Decrease (increase) in options purchased, at fair value							—	—	(285,764)
(Decrease) increase in written options, at fair value	—	—	—	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	(2,070,346)	—	—	4,332,249	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	26,702,012	—	—	7,942,500	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	1,610,580	—	—	(1,317,993)	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	—	—	—	(7,347)	8,724	—

Net cash provided by (used in) operating activities	—	—	26,702,012	—	—	7,942,500	14,760,000	927,485	24,100,000
Cash Flows from Financing Activities
Capital Contributed	—	—	124,293	—	—	10,123,315	85,030,000	187,634,901	59,500,000
Capital Distributed	—	—	(26,826,305)	—	—	(18,065,815)	(99,790,000)	(188,562,386)	(83,600,000)

Net cash provided by (used in) financing activities	—	—	(26,702,012)	—	—	(7,942,500)	(14,760,000)	(927,485)	(24,100,000)

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC (2)			Frontier Trading Company XVIII, LLC (2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$2,755,237	$(7,876,115)	$(1,897,455)	$(162,487)	$(1,378,028)	$(368,228)	$(863,803)	$(6,681)	$(2,293,721)
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(7,303,863)	679,041	14,939,452	—	—	—	1,518,650	4,723,060	(6,810,086)
Decrease (increase) in open trade equity, at fair value	(3,883,574)	431,207	(8,879,966)	—	—	—	85,660	510,533	(596,193)
Decrease (increase) in options purchased, at fair value	7,825,475	777,527	17,087,969
(Decrease) increase in written options, at fair value	(2,239,204)	222,946	(1,721,785)	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	1,908,743	—	(6,250,000)	—	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	—	—	—
Sales of swap contracts	—	—	—	4,341,257	1,378,028	368,228	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	(1,746,256)	—	—	—	—	—
Decrease (increase) in interest receivable	(657)	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	(2,114)	2,114	—	—	—	—	(507)	508	—

Net cash provided by (used in) operating activities	(2,848,700)	(5,763,280)	19,528,215	4,341,257	—	(6,250,000)	740,000	5,227,420	(9,700,000)
Cash Flows from Financing Activities
Capital Contributed	28,730,000	59,425,493	37,750,000	1,922,241	—	6,250,000	1,060,000	12,195,284	9,700,000
Capital Distributed	(25,881,300)	(53,662,213)	(59,000,000)	(6,263,498)	—	—	(1,800,000)	(17,422,704)	—

Net cash provided by (used in) financing activities	2,848,700	5,763,280	(21,250,000)	(4,341,257)	—	6,250,000	(740,000)	(5,227,420)	9,700,000

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XV, LLC			Frontier Trading Company XVII, LLC (2)			Frontier Trading Company XVIII, LLC (2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$—	$824,680	$(2,799,807)	$(1,488,658)	$(2,210,683)	$—	$526,168	$—	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	5,107,786	(5,107,786)	(839,932)	(3,343,890)	—	—	—	—
Decrease (increase) in open trade equity, at fair value	—	792,372	(792,372)	163,336	(231,181)	—	—	—	—
Decrease (increase) in written options, at fair value	—	—	—	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	—	—	—	—	—	—	(526,168)	—	—
(Purchases) of swap contracts	—	—	—	—	—	—	(9,600,000)	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	(7)	7	—	—	—	—

Net cash provided by (used in) operating activities	—	6,724,838	(8,699,965)	(2,165,261)	(5,785,747)	—	(9,600,000)	—	—
Cash Flows from Financing Activities
Capital Contributed	—	22,919,497	11,500,000	15,389,995	13,937,606	—	9,600,000	—	—
Capital Distributed	—	(29,644,335)	(2,800,035)	(13,224,734)	(8,151,859)	—	—	—	—

Net cash provided by (used in) financing activities	—	(6,724,838)	8,699,965	2,165,261	5,785,747	—	9,600,000	—	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Formerly The Frontier Fund.
(2)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.
(3)	Trading Company XXIII commenced trading operations in January 2012.
(4)	Trading Company XXXIV commenced trading operations in July 2013.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (1)

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	Frontier Trading Company XXXV, LLC (2)			Frontier Trading Company XXXVII, LLC (2)			Frontier Trading Company XXXVIII, LLC (2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$37,632	$—	$—	$(423,455)	$—	$—	$3,605,279	$—	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—	—	—	—	(3,359,991)	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—	—	—	—	(3,520,288)	—	—
Decrease (increase) in written options, at fair value	—	—	—	—	—	—	—	—	—
Net realized (gain) loss on swap contracts	(37,632)	—	—	423,455	—	—	—	—	—
(Purchases) of swap contracts	(3,400,000)	—	—	(2,880,000)	—	—	—	—	—
Sales of swap contracts	—	—	—	—	—	—	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—	—	—	—	—	—	—
Decrease (increase) in interest receivable	—	—	—	—	—	—	—	—	—
(Decrease) increase in interest payable	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) operating activities	(3,400,000)	—	—	(2,880,000)	—	—	(3,275,000)	—	—
Cash Flows from Financing Activities
Capital Contributed	3,400,000	—	—	2,880,000	—	—	9,475,000	—	—
Capital Distributed	—	—	—	—	—	—	(6,200,000)	—	—

Net cash provided by (used in) financing activities	3,400,000	—	—	2,880,000	—	—	3,275,000	—	—

Net change in cash and cash equivalents	—	—	—	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—	$—	$—	—	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Frontier Trading Company XXXIX, LLC (2)
	2013	2012	2011
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(564,816)	$—	$—
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	—	—	—
Decrease (increase) in open trade equity, at fair value	—	—	—
Decrease (increase) in written options, at fair value	—	—	—
Net realized (gain) loss on swap contracts	561,316	—	—
(Purchases) of swap contracts	(5,996,500)	—	—
Sales of swap contracts	—	—	—
Net unrealized (gain) loss on swap contracts	—	—	—
Decrease (increase) in interest receivable	—	—	—
(Decrease) increase in interest payable	—	—	—

Net cash provided by (used in) operating activities	(6,000,000)	—	—
Cash Flows from Financing Activities
Capital Contributed	6,000,000	—	—
Capital Distributed	—	—	—

Net cash provided by (used in) financing activities	6,000,000	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	$—	$—	—

Cash and cash equivalents, end of period	$—	$—	$—

(1)	Formerly The Frontier Fund.
(2)	Trading Companies XXXIX, XXXV, XXXVIII, and XXXVII commenced trading operations in March, July, August, and November 2013, respectively.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Equinox Frontier Funds (Formerly The Frontier Fund)

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I LLC, Frontier Trading Company II LLC, Frontier Trading Company III LLC, Frontier Trading Company V LLC, Frontier Trading Company VI LLC, Frontier Trading Company VII, LLC, Frontier Trading Company VIII, LLC, Frontier Trading Company IX, LLC, Frontier Trading Company X, LLC, Frontier Trading Company XI, LLC, Frontier Trading Company XII, LLC, Frontier Trading Company XIV, LLC, Frontier Trading Company XV, LLC, Frontier Trading Company XVII, LLC, Frontier Trading Company XVIII, LLC, Frontier Trading Company XXI, LLC, Frontier Trading Company XXIII, LLC, Frontier Trading Company XXXIV, LLC, Frontier Trading Company XXXV LLC, Frontier Trading Company XXXVII, LLC, Frontier Trading Company XXXVIII, LLC, and Frontier Trading Company XXXIX, LLC (the “Trading Companies”).

Equinox Frontier Funds (formerly The Frontier Fund) (the “Trust”), was formed as a Delaware statutory trust on August 8, 2003, with separate Series of Units (the “Series”). Its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances). The Trust is a multi-advisor commodity pool as described in Commodity Futures Trading Commission, or CFTC Regulation § 4.10(d)(2).

All capital of the Trading Companies is provided by the Series and there are no other investors in the Trading Companies.

Each Trading Company authorizes certain Trading Advisors to place trades and manage assets at pre-determined investment levels. The Trading Companies were organized for the purpose of investing in securities and derivative instruments, and have no operating income or expenses, except for trading income and expenses.

Trading Companies engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swap contracts) and may, from time to time, engage in cash and spot transactions. A brief description of the Trading Company’s main types of investments is set forth below:

•	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

•

A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

•

An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

•	A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

The Trust has entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith.

2. Significant Accounting Policies

The following are the significant accounting policies of the Trading Companies.

Basis of Presentation—The Trading Companies follow Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition, condensed schedules of investments, results of operations, changes in capital and cash flows.

Receivable from Futures Commission Merchants—the Trading Companies deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM.

Use of Estimates—The preparation of financial statements in conformity with GAAP may require the management of the Trading Companies to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates, and such differences could be material.

Investment Transactions—Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Operations as a Net change in open trade equity, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the interbank market.

Foreign Currency Transactions—The Trading Company’s functional currency is the U.S. dollar, however, they transact business in currencies other than the U.S. dollar. The Series do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Investments and Swaps—The Trading Companies records investment transactions on a trade date basis and all investments are recorded at fair value, with changes in fair value reported as a component of realized and unrealized gains/(losses) on investments in the statements of operations. Certain Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the discretion of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more underlying investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. The valuation of swap contracts requires significant estimates. Swap contracts are reported at fair value basis upon daily reports from the counterparty. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments of based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. This fair value is corroborated by valuations provided by a third party pricing service on a daily basis. The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected, the components of the model, both observable and unobservable; and quality control testing procedures in place.

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fees and Expenses—The Trading Companies incur no expenses other than trading commissions resulting from normal trading activity. All operating expenses such as legal, accounting, etc. are paid for, without reimbursement, by Equinox Fund Management, LLC, the Managing Owner of the Trust.

Recently Adopted Accounting Pronouncements—In June of 2013, FASB issued ASU 2013-08 to (i) modify Topic 946 for determining whether an entity is an investment company; (ii) update the measurement requirements for noncontrolling interests in other investment companies; and (iii) require additional disclosures for investment companies under GAAP. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial position or results of operations.

In December of 2011, FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. FASB issued additional clarification to specify that the guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria of the Codification or subject to a master netting arrangement or similar agreement. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the financial position or results of operations.

Reclassification—Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation. None of the reclasses had an impact on the NAV or performance of the Trading Companies.

Subsequent Events—The Trading Companies follow the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and up through the date the financial statements are issued. No events or transactions requiring recognition or disclosure have been identified.

3. Fair Value Measurements

In connection with the valuation of investments, the Trading Companies apply ASC 820. ASC 820 provides clarification that when a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using certain techniques. ASC 820 also clarifies that when estimating the fair value of an asset or liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of an asset or liability. ASC 820 also clarifies that both a quoted price in an active market for the identical asset or liability at the measurement date and the quoted price for the identical asset or liability when traded as an asset or liability in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

Level 1 Inputs

Unadjusted quoted prices in active markets for identical financial assets that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs

Inputs other than quoted prices included in Level 1 that are observable for the financial asset or liabilities, either directly or indirectly. These might include quoted prices for similar financial assets in active markets, quoted prices for identical or similar financial assets in markets that are not active, inputs other than quoted prices that are observable for the financial asset or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs

Unobservable inputs for determining the fair value of financial assets that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the financial asset.

The Trading Companies uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currencies) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs.

Swap Contracts. Certain Trading Companies strategically invest a portion or all of their assets in total return Swaps, selected at the direction of the Managing Owner. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical Swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount of value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities. Swap contracts are reported at fair value basis upon daily reports from the counterparty. The Managing Owner values the investments of based on the CTA’s estimated position information on a same-trading day basis. The Managing Owner reviews and approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, that is used to determine a daily fair value NAV for the swap contracts. The fair value is corroborated through the use of a third party pricing service (“pricing service”). The valuation of swap contracts requires significant estimates utilizing Level 3 Inputs corroborated by management through the use of a third party pricing service (“pricing service”). The pricing service, utilizing proprietary model-intensive methodologies, selects and implements the pricing model appropriate for each swap valuation. The pricing service does not provide detail of the pricing model to management. The Managing Owner through the Valuation Committee charted by the Executive Committee of the Trust, engages, via inquiry and review of methodology documentation, with the service provider to gain an understanding of the valuation model selected; the components of the model, both observable and unobservable; and quality control testing procedures in place. The Valuation committee meets on a monthly basis and as needed to discuss any updates or changes in the valuation process, reporting to the Executive Committee. The pricing service’s methodology includes performance of tolerance testing on its valuation models to ensure consistency and reasonableness of the values derived. The tolerance testing includes valuing the components of the product separately, i.e. underlying asset, volatility, financing rates, and so forth. The tolerance testing is part of the initial valuation setup and throughout the ongoing daily valuation process. The pricing service also has several layers of quality control including: engineering / reverse engineering process to understand each swap and its’ subcomponent parts fully; comparative analysis against other valuations performed with similar composition and characteristics; review of output valuation against expectations based on observable price movements of underlying futures; and lastly, periodic review by senior financial engineer to ensure design and function of model is stable and perform as expected.

The Managing Owner has chartered a valuation committee to provide oversight of the valuation process. The valuation committee meets at least monthly to discuss the valuation process and any valuation issues that may arise. The valuation committee is comprised of senior members of the Managing Owner’s management team with varying areas of expertise that add value to the committee. The valuation committee reports to both the Managing Owner’s Investment Oversight and Risk Committee and the Trust’s Executive Committee. The committee further remains in communication with the Managing Owner’s Due Diligence Committee that provides ongoing counterparty risk monitoring of the swap counterparties. The committee monitors daily pricing provided by the swap counterparty and daily valuation provided by the third party pricing service to ensure the change in fair value is reasonable and valuations are in accordance with current regulations and best practices. The committee may request a price challenge if the daily valuation provided by the counterparty valuations differs significantly from the valuation obtained by the pricing service. The Managing Owner’s valuation committee monitors some additional input factors such as liquidity, volatility, and counterparty risk in order to further review the valuations provide by the pricing service.

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$3,162,843	$—	$—	$3,162,843
Options Purchased	—	165,983	—	165,983
Options Written	—	(183,932)	—	(183,932)
Frontier Trading Company II LLC
Open Trade Equity (Deficit)	4,302,702	18,591	—	4,321,293
Frontier Trading Company VII LLC
Open Trade Equity (Deficit)	(191,069)	—	—	(191,069)
Options Purchased	—	98,740	—	98,740
Options Written	—	(172,650)	—	(172,650)
Frontier Trading Company XIV, LLC
Open Trade Equity (Deficit)	246,639	459,545	—	706,184
Frontier Trading Company XV, LLC
Open Trade Equity (Deficit)	3,317,215	769,823	—	4,087,038
Options Purchased	—	2,769,147	—	2,769,147
Options Written	—	(865,940)	—	(865,940)
Frontier Trading Company XXIII, LLC
Open Trade Equity (Deficit)	67,845	—	—	67,845
Frontier Trading Company XXXIV, LLC
Swap Contracts	—	—	10,126,168	10,126,168
Frontier Trading Company XXXV, LLC
Swap Contracts	—	—	3,437,632	3,437,632
Frontier Trading Company XXXVII, LLC
Swap Contracts	—	—	2,456,545	2,456,545
Frontier Trading Company XXXVIII, LLC
Open Trade Equity (Deficit)	3,520,515	—	—	3,520,515
Frontier Trading Company XXXIX, LLC
Swap Contracts	—	—	5,435,184	5,435,184

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity	$777,575	$—	$—	$777,575
Purchased Options	—	439,170	—	439,170
Written Options	—	(165,363)	—	(165,363)
Swap Contracts	—	—	17,785,734	17,785,734
Frontier Trading Company II LLC
Open Trade Equity	1,351,995	147,443	—	1,499,438
Frontier Trading Company V LLC
Open Trade Equity	970,323	340,848	—	1,311,171
Frontier Trading Company VII, LLC
Open Trade Equity (deficit)	(3,806,516)	—	—	(3,806,516)
Purchased Options	—	2,901,320	—	2,901,320
Written Options	—	(928,690)	—	(928,690)
Frontier Trading Company XIV, LLC
Open Trade Equity (deficit)	(2,120,437)	—	—	(2,120,437)
Frontier Trading Company XV, LLC
Open Trade Equity	(92)	203,556	—	203,464
Purchased Options	—	10,594,622	—	10,594,622
Written Options	—	(3,105,144)	—	(3,105,144)
Frontier Trading Company XVII, LLC
Swap Contracts	—	—	4,503,744	4,503,744
Frontier Trading Company XVIII, LLC
Open Trade Equity	85,660	—	—	85,660
Frontier Trading Company XXIII, LLC
Open Trade Equity	231,181	—	—	231,181
The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following tables. Swap Contract asset gains and losses (realized/unrealized) included in earnings are classified in “net realized and unrealized gain/(loss) on investments—net realized and unrealized gain/(loss) on swap contracts” on the statements of operations. During the year ended December 31, 2013 and 2012, all identified level three assets are components of the Frontier Trading Company I, XXXIV, XXXV, XXXVII, XXXIX and Frontier Trading Company XVII.

Swap Contracts	Frontier Trading Company I LLC For The Year Ending December 31, 2013	Frontier Trading Company XVII, LLC For The Year Ending December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$17,785,734	$4,503,744
Total gains or losses (realized/unrealized):
Included in earnings-realized	(1,646,391)	(1,908,743)
Included in earnings-unrealized	214,265	1,746,256
Purchases, sales, issuances, and settlements, net	(16,353,609)	(4,341,257)
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$—	$—

	Frontier Trading Company XXXIV LLC For The Year Ending December 31, 2013	Frontier Trading Company XXXV, LLC For The Year Ending December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	526,168	37,632
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	9,600,000	3,400,000
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$10,126,168	$3,437,632

	Frontier Trading Company XXXVII, LLC For The Year Ending December 31, 2013	Frontier Trading Company XXXIX, LLC For The Year Ending December 31, 2013
Balance of recurring Level 3 assets as of January 1, 2013	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	(423,455)	(561,316)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	2,880,000	5,996,500
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2013	$2,456,545	$5,435,184

Swap Contracts	Frontier Trading Company I LLC For The Year Ending December 31, 2012	Frontier Trading Company XVII, LLC For The Year Ending December 31, 2012
Balance of recurring Level 3 assets as of January 1, 2012	$17,706,757	$5,881,772
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—
Included in earnings-unrealized	78,977	(1,378,028)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets as of December 31, 2012	$17,785,734	$4,503,744

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the year ended December 31, 2013, the Trading Companies did not transfer any assets between Level 1, 2 or 3. During the year ended December 31, 2012, the Trading Companies transferred currency forwards from Level 1 assets to Level 2 assets.

4. Swaps

In addition to authorizing Trading Advisors to manage pre-determined investment levels of futures and forward contracts, certain Trading Companies of the Trust will strategically invest a portion or all of their assets in total return swaps, selected at the direction of management. Swaps are privately negotiated contracts designed to provide investment returns linked to those produced by one or more investment products or indices. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of securities.

Each Trading Companies’ investment in swaps will likely differ substantially over time due to cash flows, portfolio management decisions and market movements. The Swaps serve to diversify the investment holdings of each Trading Company and to provide access to programs and advisors that would not be otherwise available to the Trading Company, and are not used for hedging purposes.

Management follows a procedure in selecting well-established financial institutions which management, in its sole discretion, considers to be reputable, reliable, financially responsible and well established, to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the managements’ minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies.

The Trading Companies strategically invest assets in one or more swaps linked to certain underlying investments or indices, at the direction of management. The Trading Companies will not own any of the investments or indices referenced by any swap. In addition, the swap counterparty to the Trading Company is not a Trading Advisor to these Trading Companies.

The Trading Companies have invested in the following Swaps as of December 31, 2013.

	Brevan Howard Total Return Swap	XXXIV Balanced select swap Total Return Swap	XXXV Diversified select swap Total Return Swap
Counterparty	DeutscheBank AG	DeutscheBank AG	DeutscheBank AG
Notional Amount	$18,663,283	$64,400,000	$25,500,000
Termination Date	3/26/2018	8/2/2018	8/2/2018
Investee Returns	On Default	On Default	On Default
Realized Gain/(Loss)	$—	$—	$—

Unrealized Gain/(Loss)	$(561,316)	$526,168	$37,632

Fair Value as of 12/31/2013	$5,435,184	$10,126,168	$3,437,632

	XXXVII L/S select swap Total Return Swap	Balanced Series Option/Swap	Currency Swap Option
Counterparty	DeutscheBank AG	DeutscheBank	Societe Generale
Notional Amount	$34,400,000	$0	$0
Termination Date	8/7/2018	11/21/2014	6/30/2016
Investee Returns	On Default	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$(1,646,391)	$(1,908,743)

Unrealized Gain/(Loss)	$(423,455)	$214,265	$1,746,256

Fair Value as of 12/31/2013	$2,456,545	$—	$—

The Trading Companies have invested in the following Swaps as of December 31, 2012.

	Option Basket Frontier Trading Company I, LLC	Option Basket Frontier Trading Company XVII, LLC
Counterparty	Societe Generale	Deutshce Bank
Notional Amount	$20,486,403	$23,551,287
Termination Date	11/21/2014	6/6/2016
Investee Returns	Total Returns	Total Returns
Realized Gain/(Loss)	$—	$—

Unrealized Gain/(Loss)	$78,977	$(1,378,028)

Fair Value as of 12/31/2012	$17,785,734	$4,503,744

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2013, 2012 and 2011.

	Frontier Trading			Frontier Trading			Frontier Trading
	Company I LLC			Company II LLC			Company III LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Net Investment Income (2)	-0.09%	-0.20%	-0.14%	0.08%	0.14%	0.07%	n/a	0.00%	0.02%
Total Return	72.48%	-6.48%	-43.03%	170.80%	-9.23%	78.96%	n/a	0.00%	-12.11%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company V LLC			Company VI LLC			Company VII, LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Net Investment Income (2)	0.06%	0.12%	0.05%	n/a	n/a	0.03%	-0.01%	0.00%	0.00%
Total Return	36.79%	-12.78%	-81.56%	n/a	n/a	13.20%	-29.85%	-29.58%	183.56%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company VIII, LLC			Company IX, LLC			Company X, LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Net Investment Income (2)	n/a	n/a	0.02%	n/a	0.50%	0.28%	n/a	0.00%	0.00%
Total Return	n/a	n/a	-14.29%	n/a	-20.78%	-63.08%	n/a	0.00%	-44.83%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XI, LLC			Company XII, LLC			Company XIV, LLC
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Net Investment Income (2)	n/a	n/a	0.00%	n/a	n/a	0.00%	-0.10%	-0.39%	-0.32%
Total Return	n/a	n/a	1.75%	n/a	n/a	-27.51%	-73.46%	98.90%	8.85%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XV, LLC			Company XVII, LLC (1)			Company XVIII, LLC (1)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Net Investment Income (2)	0.03%	-0.20%	0.00%	0.00%	0.00%	0.00%	-0.27%	-0.30%	n/a
Total Return	11.08%	-48.52%	33.21%	-3.61%	-23.43%	-5.89%	-59.41%	-23.16%	-32.58%

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXI, LLC (1)			Company XXIII, LLC (3)			Company XXXIV, LLC (4)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Net Investment Income (2)	n/a	-0.52%	-0.20%	-0.40%	0.00%	n/a	0.00%	n/a	n/a
Total Return	n/a	13.65%	-42.06%	-55.09%	-45.38%	n/a	5.48%	n/a	n/a

	Frontier Trading			Frontier Trading			Frontier Trading
	Company XXXV, LLC (4)			Company XXXVII, LLC (4)			Company XXXVIII, LLC (4)
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
Net Investment Income (2)	0.00%	n/a	n/a	0.00%	n/a	n/a	-0.01%	n/a	n/a
Total Return	1.11%	n/a	n/a	-14.70%	n/a	n/a	134.53%	n/a	n/a

	Frontier Trading
	Company XXXIX, LLC (2), (4)
	12/31/2013	12/31/2012	12/31/2011
Net Investment Gain	0.00%	n/a	n/a
Total Return	-9.41%	n/a	n/a

(1)	Trading Companies XVII, XVIII and XXI commenced trading operations in July, October and March 2011, respectively.
(2)	Ratio of net investment income to average members’ equity, annualized. Net investment income is “Interest-net”, only, as there are no expenses included with the Trading Companies.
(3)	Trading Company XXIII commenced trading operations in January 2012.
(4)	Trading Companies XXXIX, XXXIV, XXXV, XXXVIII and XXXVII commenced trading operations in March, July, August, and November 2013, respectively.
(5)	Total return is not annualized.

6. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2013 and 2012 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For The Year Ended December 31, 2013

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	13,344	13,477
Frontier Trading Company II LLC	1,951	2,039
Frontier Trading Company V LLC	623	771
Frontier Trading Company VII, LLC	11,664	11,995
Frontier Trading Company XIV, LLC	14,726	15,608
Frontier Trading Company XV, LLC	5,432	5,459
Frontier Trading Company XVIII, LLC	356	404
Frontier Trading Company XXIII, LLC	1,834	1,778
Frontier Trading Company XXXVIII, LLC	435	534

For The Year Ended December 31, 2012

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	19,928	19,275
Frontier Trading Company II LLC	1,941	1,865
Frontier Trading Company V LLC	3,342	3,398
Frontier Trading Company VII, LLC	10,643	10,531
Frontier Trading Company IX, LLC	24	33
Frontier Trading Company XIV, LLC	26,374	26,040
Frontier Trading Company XV, LLC	2,495	2,454
Frontier Trading Company XVIII, LLC	1,055	1,154
Frontier Trading Company XXI, LLC	2,422	2,366
Frontier Trading Company XXIII, LLC	1,108	1,094

For The Year Ended December 31, 2011

Monthly average contracts:	Bought	Sold
Frontier Trading Company I LLC	23,080	27,586
Frontier Trading Company II LLC	11,812	13,315
Frontier Trading Company III LLC	990	12,840
Frontier Trading Company V LLC	13,735	10,528
Frontier Trading Company VI LLC	11,357	4,862
Frontier Trading Company VII, LLC	64,453	60,410
Frontier Trading Company IX, LLC	18,510	23,611
Frontier Trading Company XIV, LLC	15,486	19,780
Frontier Trading Company XV, LLC	15,452	19,220
Frontier Trading Company XVIII, LLC	31,110	33,620
Frontier Trading Company XXI, LLC	44	14

The following tables summarize the trading income/(loss) for the years ended December 31, 2013, 2012 and 2011, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2013 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VII, LLC
Metals	$412,573	$1,614,525	$(177,747)	$(1,480,598)
Currencies	(814,671)	3,701,872	1,296,788	790,928
Energies	(2,799,303)	(2,918,095)	(1,334,769)	(4,910,183)
Agriculturals	(2,421,228)	2,015,773	471,906	341,441
Interest rates	2,423,384	(7,118,246)	(757,720)	598,983
Stock indices	4,755,435	13,887,786	6,411,757	1,459,036

Realized trading income/(loss) (2)	$1,556,190	$11,183,615	$5,910,215	$(3,200,393)

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXIII, LLC (3)
Metals	$6,112,168	$(493,033)	$(247,744)	$(322,627)
Currencies	(19,294,266)	(79,489)	(51,616)	40,582
Energies	(2,176,306)	(927,698)	(237,383)	(252,872)
Agriculturals	(705,599)	(618,122)	(337,113)	(292,693)
Interest rates	(22,508,513)	(1,567,281)	(571,998)	(1,305,716)
Stock indices	12,638,587	3,519,159	703,216	958,376

Realized trading income/(loss) (2)	$(25,933,929)	$(166,464)	$(742,638)	$(1,174,950)

Type of contract	Frontier Trading Company XXXVIII, LLC (3)
Metals	$45,320
Currencies	1,639,963
Energies	(894,269)
Agriculturals	(604,553)
Interest rates	(271,753)
Stock indices	209,465

Realized trading income/(loss) (2)	$124,173

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2013 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company V LLC	Frontier Trading Company VII, LLC
Metals	$1,212,080	$1,436,076	$366,938	$(8,186,850)
Currencies	104,438	(898,048)	(374,472)	2,874,502
Energies	(289,840)	107,134	136,348	(21,526,796)
Agriculturals	(63,428)	515,298	(190,376)	7,375,646
Interest rates	(1,483,357)	(1,007,888)	(97,299)	17,321,998
Stock indices	2,905,375	2,669,283	(1,152,310)	5,780,441

Unrealized trading income/(loss) (1)	$2,385,268	$2,821,855	$(1,311,171)	$3,638,941

Type of contract	Frontier Trading Company XIV, LLC	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXIII, LLC (3)
Metals	$874,183	$1,897,220	$24,089	$40,362
Currencies	1,309,342	2,953,457	(48,985)	364,150
Energies	(1,070,845)	(558,216)	1,489	(58,852)
Agriculturals	255,624	556,112	40,202	(224,679)
Interest rates	502,102	(233,344)	(39,175)	(978,553)
Stock indices	956,215	(731,655)	(63,280)	694,236

Unrealized trading income/(loss) (1)	$2,826,621	$3,883,574	$(85,660)	$(163,336)

Type of contract	Frontier Trading Company XXXVIII, LLC (3)
Metals	$105,975
Currencies	1,089,489
Energies	35,080
Agriculturals	265,629
Interest rates	1,233,037
Stock indices	791,078

Unrealized trading income/(loss) (1)	$3,520,288

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXIII, LLC commenced operations in January 2012.
(5)	Frontier Trading Company XXXVIII, LLC commenced operations in November 2013.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2012 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$1,073,536	$(695,515)	$—	$(876,030)
Currencies	(72,453)	(849,000)	—	(600,627)
Energies	2,139,250	(1,973,402)	—	(2,772,182)
Agriculturals	2,206,100	(407,523)	—	(162,926)
Interest rates	(5,962,492)	3,312,713	—	4,162,463
Stock indices	(955,723)	(929,218)	—	(2,547,143)

Realized trading income/(loss) (2)	$(1,571,782)	$(1,541,945)	$—	$(2,796,445)

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$—	$(2,477,120)	$(484,830)	$(346,874)
Currencies	—	(58,199)	(1,170,545)	11,551,738
Energies	—	(12,210,665)	151,181	(7,771,337)
Agriculturals	—	(15,890,742)	249,196	(585,742)
Interest rates	—	3,335,233	(457,977)	31,443,188
Stock indices	—	(792,785)	1,123,927	2,004,526

Realized trading income/(loss) (2)	$—	$(28,094,277)	$(589,048)	$36,295,498

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)	Frontier Trading Company XXIII, LLC (4)
Metals	$(6,722,059)	$201,264	$(699,089)	$(684,083)
Currencies	(2,596,001)	35,336	207,262	483,754
Energies	552,102	468,349	(6,108,999)	(723,685)
Agriculturals	1,715,864	114,163	(769,265)	(1,553,978)
Interest rates	(162,664)	(667,998)	8,930,606	5,186
Stock indices	(1,340,616)	496,617	263,198	164,494

Realized trading income/(loss) (2)	$(8,553,374)	$647,731	$1,823,712	$(2,308,312)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2012 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$(110,769)	$711,013	$—	$45,401
Currencies	61,955	(3,426,750)	—	(87,190)
Energies	67,588	(304,706)	—	(29,494)
Agriculturals	(132,871)	665,339	—	(489)
Interest rates	579,973	(270,682)	—	34,505
Stock indices	252,372	86,776	—	(89,819)

Unrealized trading income/(loss) (1)	$718,247	$(2,539,010)	$—	$(127,086)

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$—	$433,960	$(468,789)	$(2,409,225)
Currencies	—	476,938	(1,233,551)	1,126,149
Energies	—	25,156,302	199,498	1,813,680
Agriculturals	—	(8,633,169)	287,054	(606,400)
Interest rates	—	2,344,677	(405,079)	(2,916,232)
Stock indices	—	2,937,680	1,176,098	1,110,540

Unrealized trading income/(loss) (1)	$—	$22,716,388	$(444,768)	$(1,881,488)

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)	Frontier Trading Company XXIII, LLC (4)
Metals	$752,043	$5,971,843	$(28,353)	$817,959
Currencies	579,363	6,876,046	81,807	(636,313)
Energies	556,669	5,538,479	(599,044)	161,761
Agriculturals	(435,339)	(7,863,600)	148,522	(826,559)
Interest rates	(810,952)	4,841,656	133,585	359,082
Stock indices	622,132	(15,874,956)	(528,891)	355,251

Unrealized trading income/(loss) (1)	$1,263,916	$(510,533)	$(792,373)	$231,181

(1)	In the Statements of Operations under net change in open trade equity (deficit), at fair value.
(2)	In the Statements of Operations under Net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXI, LLC commenced operations in March 2011.

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2011 (2)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$(2,270,390)	$4,435,105	$—	$1,183,539
Currencies	44,028,692	4,867,863	(142,069)	(3,657,845)
Energies	(1,736,606)	5,462,294	—	(1,816,066)
Agriculturals	(7,153,482)	2,782,578	—	(649,094)
Interest rates	24,250,816	3,347,851	—	267,832
Stock indices	3,937,098	548,500	—	(4,983,252)

Realized trading income/(loss) (2)	$61,056,128	$21,444,191	$(142,069)	$(9,654,886)

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$179,921	$18,975,003	$(233,668)	$(821,080)
Currencies	(66,738)	711,906	(2,437,287)	(5,562,322)
Energies	315,168	37,449,900	(594,882)	518,390
Agriculturals	370,166	20,969,699	497,822	(2,100,179)
Interest rates	(88,900)	1,473,698	2,174,958	(2,565,463)
Stock indices	381,730	707,133	(1,125,390)	23,804,712

Realized trading income/(loss) (2)	$1,091,347	$80,287,339	$(1,718,447)	$13,274,058

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)
Metals	$(9,001,350)	$(823,103)	$(11,141)
Currencies	(1,344,598)	(93,572)	(1,465,976)
Energies	(2,254,523)	(396,663)	(1,134,274)
Agriculturals	1,418,651	(1,025,777)	(1,229,172)
Interest rates	(1,014,199)	(48,360)	1,121,985
Stock indices	(1,438,218)	(455,503)	(795,382)

Realized trading income/(loss) (2)	$(13,634,237)	$(2,842,978)	$(3,513,960)

Unrealized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2011 (1)

Type of contract	Frontier Trading Company I LLC	Frontier Trading Company II LLC	Frontier Trading Company III LLC	Frontier Trading Company V LLC
Metals	$(10,273,731)	$(4,201,484)	$—	$(233,946)
Currencies	(43,902,781)	2,882,661	(27,098)	77,124
Energies	(2,185,091)	(1,208,319)	—	302,829
Agriculturals	(4,320,827)	(2,048,480)	—	(1,325,915)
Interest rates	(7,491,321)	1,330,714	—	723,544
Stock indices	(12,787,873)	1,054,447	—	467,569

Unrealized trading income/(loss)(1)	$(80,961,624)	$(2,190,461)	$(27,098)	$11,205

Type of contract	Frontier Trading Company VI LLC	Frontier Trading Company VII, LLC	Frontier Trading Company IX, LLC	Frontier Trading Company XIV, LLC
Metals	$(40,954)	$(11,439,472)	$(512,090)	$(1,373,977)
Currencies	(539,672)	(35,834)	419,982	(684,637)
Energies	(28,579)	4,399,950	(186,397)	586,823
Agriculturals	(69,240)	(7,454,851)	(958,831)	588,490
Interest rates	2,236	(642,498)	298,931	683,742
Stock indices	138,539	286,181	(147,899)	(363,234)

Unrealized trading income/(loss)(1)	$(537,670)	$(14,886,524)	$(1,086,304)	$(562,793)

Type of contract	Frontier Trading Company XV, LLC	Frontier Trading Company XVIII, LLC (3)	Frontier Trading Company XXI, LLC (4)
Metals	$19,006,684	$(53,255)	$17,541
Currencies	2,020,971	63,271	439,872
Energies	(1,101,151)	(69,347)	101,217
Agriculturals	(2,927,624)	(43,403)	(204,311)
Interest rates	(3,413,034)	651,461	(893,143)
Stock indices	(1,291,838)	47,465	1,331,197

Unrealized trading income/(loss)(1)	$12,294,008	$596,192	$792,373

(1)	Amounts recorded in the statements of operations under net change in open trade equity (deficit), at fair value.
(2)	Amounts recorded in the statements of operations under net realized gain/(loss) on futures, forwards and options.
(3)	Frontier Trading Company XVIII, LLC commenced operations in October 2011.
(4)	Frontier Trading Company XXI, LLC commenced operations in March 2011.

Certain financial instruments and derivative instruments are eligible for offset in the statements of financial condition under GAAP. The Trading Companies’ open trade equity/(deficit), options written, and receivables from Futures Commissions Merchants (each, an “FCM”) are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Trading Companies’ policy is to recognize amounts subject to master netting arrangements on a net basis on the statements of financial condition.

The following tables present gross and net information about the Trading Companies’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2013 and 2012.

As of December 31, 2013	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts offset in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$3,162,843	$—	$3,162,843
Options Purchased	165,983	—	165,983
Options Written	—	(183,932)	(183,932)
Receivable from Futures Commissions Merchants	25,835,325	(9,366,283)	16,469,042
Swap Contracts	—	—	—
Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$4,321,293	$—	$4,321,293
Receivable from Futures Commissions Merchants	93,763,483	(80,550,902)	13,212,581
Frontier Trading Company VII, LLC
Open Trade Equity/(Deficit)	$227,827	$(418,896)	$(191,069)
Options Purchased	98,740	—	98,740
Options Written	—	(172,650)	(172,650)
Receivable from Futures Commissions Merchants	14,030,323	(6,761,891)	7,268,432
Frontier Trading Company XIV, LLC
Open Trade Equity/(Deficit)	$706,184	$—	$706,184
Receivable from Futures Commissions Merchants	2,822,890	—	2,822,890
Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$4,087,038	$—	$4,087,038
Options Purchased	2,769,147	—	2,769,147
Options Written	—	(865,940)	(865,940)
Receivable from Futures Commissions Merchants	13,426,819	(169,007)	13,257,812
Frontier Trading Company XVIII, LLC
Receivable from Futures Commissions Merchants	$568,376	$—	$568,376
Frontier Trading Company XXIII, LLC
Open Trade Equity/(Deficit)	$75,237	$(7,392)	$67,845
Receivable from Futures Commissions Merchants	4,940,777	(756,955)	4,183,822
Frontier Trading Company XXXIV, LLC
Swap Contracts	$10,126,168	$—	$10,126,168
Frontier Trading Company XXXV, LLC
Swap Contracts	$3,437,632	$—	$3,437,632
Frontier Trading Company XXXVII, LLC
Swap Contracts	$2,456,545	$—	$2,456,545
Frontier Trading Company XXXVIII, LLC
Open Trade Equity/(Deficit)	$3,520,515	$—	$3,520,515
Receivable from Futures Commissions Merchants	3,359,991	—	3,359,991

As of December 31, 2012	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts offset in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$1,230,322	$(452,747)	$777,575
Options Purchased	439,170	—	439,170
Options Written	—	(165,363)	(165,363)
Receivable from Futures Commissions Merchants	43,439,427	—	43,439,427
Swap Contracts	17,785,734	—	17,785,734
Frontier Trading Company II, LLC
Open Trade Equity/(Deficit)	$1,499,438	$—	$1,499,438
Receivable from Futures Commissions Merchants	82,609,017	(62,083,858)	20,525,159
Frontier Trading Company V, LLC
Open Trade Equity/(Deficit)	$1,311,171	$—	$1,311,171
Receivable from Futures Commissions Merchants	16,089,401	(1,356,795)	14,732,606
Frontier Trading Company VII, LLC
Open Trade Equity/(Deficit)	$1,102,036	$(4,932,046)	$(3,830,010)
Options Purchased	2,901,320	—	2,901,320
Options Written	—	(905,196)	(905,196)
Receivable from Futures Commissions Merchants	19,985,098	(7,300,542)	12,684,556
Frontier Trading Company XIV, LLC
Open Trade Equity/(Deficit)	$—	$(2,120,437)	$(2,120,437)
Receivable from Futures Commissions Merchants	45,275,485	—	45,275,485
Frontier Trading Company XV, LLC
Open Trade Equity/(Deficit)	$203,464	$—	$203,464
Options Purchased	10,594,622	—	10,594,622
Options Written	—	(3,105,144)	(3,105,144)
Receivable from Futures Commissions Merchants	5,953,949	—	5,953,949
Frontier Trading Company XVII, LLC
Swap Contracts	$5,881,772	$(1,378,028)	$4,503,744
Frontier Trading Company XVIII, LLC
Open Trade Equity/(Deficit)	$85,660	$—	$85,660
Receivable from Futures Commissions Merchants	2,087,026	—	2,087,026
Frontier Trading Company XXIII, LLC
Open Trade Equity/(Deficit)	$231,181	$—	$231,181
Receivable from Futures Commissions Merchants	3,343,890	—	3,343,890

7. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with Futures Commodities Merchants (each, an “FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in future obligation or loss in excess of the amount paid by the trading Companies for a particular investment. Each Trading Company expects to trade in futures, options, forward and swap contracts and will therefore be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions held by a Trading Company at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets. Management will seek to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

In addition to market risk, trading futures, forward and swap contracts entails credit risk in that a counterparty will not be able to meet its obligations to a Trading Company. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. Some non-U.S. exchanges, in contrast to U.S. exchanges, are principals’ markets in which performance is the responsibility only of the individual counterparty with whom the Trading Company has entered into the transaction, and not of the exchange or clearing corporation. In these kinds of markets, there is risk of bankruptcy or other failure or refusal to perform by the counterparty.

In the case of forward contracts traded on the interbank market and swaps, neither is traded on exchanges. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Management expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

Management has established procedures to actively monitor and minimize market and credit risks. Investors in units of the Equinox Frontier Funds Series (formerly The Frontier Fund) bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

8. Indemnifications

The Trading Companies have entered into agreements, which provide for the indemnification of futures clearing brokers, currency trading companies, and commodity trading advisers, among others, against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Trading Companies have had no prior claims or payments pursuant to these agreements. The Trading Companies’ individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trading Companies that have not yet occurred. However, based on experience the Trading Companies expect the risk of loss to be remote.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)

Date: March 31, 2014	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Balanced Fund (formerly Balanced Series), a Series of Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)

Date: March 31, 2014	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds
	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

Equinox Frontier Heritage Fund (formerly Frontier Heritage Series), a Series of Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)
Date: March 31, 2014	By:	/s/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds
	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Winton Fund (formerly Winton Series), a Series of Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)
Date: March 31, 2014	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds
	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Select Fund (formerly Frontier Select Series), a Series of Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)
Date: March 31, 2014	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds
	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Long/Short Commodity Fund (formerly Frontier Long/Short Commodity Series), a Series of Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)

Date: March 31, 2014	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds
	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Diversified Fund (formerly Frontier Diversified Series), a Series of Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)

Date: March 31, 2014	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds
	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Equinox Frontier Masters Fund (formerly Frontier Masters Series), a Series of Equinox Frontier Funds (formerly The Frontier Fund) (Registrant)

Date: March 31, 2014	By:	/S/ ROBERT J. ENCK
Robert J. Enck
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Equinox Fund Management, LLC

BY:	/s/	Robert J. Enck	March 31, 2014
Robert J. Enck, Chairman and Member of the Executive Committee of Equinox Frontier Funds
President and Chief Executive Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	Vance Sanders	March 31, 2014
Vance Sanders, Chief Financial Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds
	/s/	Richard E. Bornhoft	March 31, 2014
Richard E. Bornhoft, Member of the Executive Committee of Equinox Frontier Funds
Chief Investment Officer of Equinox Fund Management, LLC, the Managing Owner of Equinox Frontier Funds

	/s/	David P. DeMuth	March 31, 2014
David P. DeMuth, Member of the Executive Committee of Equinox Frontier Funds